Form 10-Q
period 1995-09-30
COMAIR HOLDINGS INC
filed 1995-11-09
CIK 835344

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549



           ( X )  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1995
                                    OR

      (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to _________

Commission file number 0-18653

                           COMAIR HOLDINGS, INC
                           ____________________

Incorporated under the laws of Kentucky           31-1243613
                                         (I.R.S. Employer ID No.)


                              P.O. Box 75021
                          Cincinnati, Ohio  45275
                              (606)  767-2550

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                      Yes ____X___     No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                   Outstanding at November 8, 1995
          _____                   _______________________________
  Common stock, no par value                     29,611,208

                           COMAIR HOLDINGS, INC.
                                   INDEX


                                                     PAGE NOS.
                                                     _________


PART I.   Financial Information -


 Consolidated Balance Sheets - September 30, 1995
   and March 31, 1995 .................................. 3 - 4

 Consolidated Statements of Income -
   Three months ended September 30, 1995 and 1994 .......... 5

 Consolidated Statements of Income -
   Six months ended September 30, 1995 and 1994............. 6

 Consolidated Statements of Cash Flows -
   Six months ended September 30, 1995 and 1994............. 7

 Notes to Consolidated Financial Statements................. 8

 Management's Discussion and Analysis of Financial
   Condition and Results of Operations ................... 9 - 13


PART II.  Other Information

  Item 4.  Submission of Matters to a Vote of
           Security Holders................................ 14


SIGNATURE.................................................. 15

                COMAIR HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS
        AS OF SEPTEMBER 30, 1995 AND MARCH 31, 1995 (UNAUDITED)


ASSETS                                  SEPT. 30, 1995      MARCH 31, 1995
______                                  ______________      ______________

Current assets:
   Cash and cash equivalents            $108,323,865        $ 46,628,897
   Marketable securities
      available-for-sale                  23,487,565          37,448,919
                                        ____________        ____________
                                        $131,811,430        $ 84,077,816

   Accounts receivable                     5,770,219           9,505,082
   Inventory of expendable parts          14,143,138          13,259,183
   Future tax benefits                     6,437,738           5,947,267
   Prepaid expenses                        5,493,245           7,704,589
                                        ____________        ____________

         Total current assets           $163,655,770        $120,493,937
                                        ____________        ____________

Property and equipment, at cost:
   Flight equipment                     $249,804,378        $244,018,322
   Maintenance, operations and
      office facilities                    9,120,198           9,120,198
   Other property and equipment           36,552,067          34,826,544
                                        ____________        ____________

                                        $295,476,643        $287,965,064

   Less accumulated depreciation and
      amortization                        88,918,182          79,694,318
   Less reserve for engine overhauls and
      purchase incentives                  7,227,310           7,508,035
                                        ____________        ____________

                                        $199,331,151        $200,762,711

   Construction in progress                  846,611             379,963
   Advance payments and deposits
      for aircraft                        20,038,357          20,274,844
                                        ____________        ____________
         Net property and equipment     $220,216,119        $221,417,518
                                        ____________        ____________

Other assets and deferred costs         $  5,221,701        $  5,110,506
                                        ____________        ____________

                                        $389,093,590        $347,021,961
                                        ____________        ____________
                                        ____________        ____________

                COMAIR HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS
        AS OF SEPTEMBER 30, 1995 AND MARCH 31, 1995 (UNAUDITED)

LIABILITIES AND SHAREHOLDERS' EQUITY    SEPT. 30,1995       MARCH 31, 1995
____________________________________    _____________       ______________

Current liabilities:
   Current installments of long-term
      obligations                       $ 10,244,483        $ 11,470,888
   Accounts payable                       29,635,760          24,289,851
   Interline payable and
      deferred revenue                     5,117,659           5,066,639
   Accrued lease expense                  18,499,765          15,625,524
   Accrued wages                           4,803,611           4,279,584
   Accrued expenses                       11,095,580           8,899,114
   Accrued taxes                          10,260,154           9,138,170
                                        ____________        ____________
         Total current liabilities      $ 89,657,012        $ 78,769,770
                                        ____________        ____________

Long-term obligations                   $ 75,470,383        $ 79,906,236
                                        ____________        ____________

Deferred income taxes                   $ 34,564,814        $ 28,155,814
                                        ____________        ____________

Other liabilities and deferred credits  $  4,124,731        $  3,426,722
                                        ____________        ____________

Shareholders' equity:
   Common stock, no par value,
      100,000,000 shares authorized,
      29,601,486 and 19,538,738 issued
      and outstanding, respectively     $ 48,349,915        $ 47,166,553
   Preferred stock, no par value,
      1,000,000 shares authorized, none
      issued or outstanding                   -                   -
   Net unrealized gain on marketable
      securities available-for-sale            5,367             173,388
   Retained earnings                     136,921,368         109,423,478
                                        ____________        ____________

         Total shareholders' equity     $185,276,650        $156,763,419
                                        ____________        ____________

                                        $389,093,590        $347,021,961
                                        ____________        ____________
                                        ____________        ____________

                   COMAIR HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME
     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994 (UNAUDITED)

                                             1995                1994
                                        ____________        ____________

OPERATING REVENUES:
  Passenger                             $106,574,310        $ 86,059,929
  Cargo and other                          1,302,690             961,425
  Non-airline operations                   3,384,882           2,957,705
                                        ____________        ____________

    Total operating revenues            $111,261,882         $ 89,979,059
                                        ____________        ____________

OPERATING EXPENSES:
  Salaries and related costs            $ 21,472,733        $ 17,893,897
  Aircraft fuel                            9,179,549           8,106,229
  Maintenance materials and repairs        9,753,114           7,911,130
  Aircraft rent                           13,837,524          13,984,583
  Other rent and landing fees              4,214,176           3,719,954
  Passenger commissions                    8,542,753           7,920,260
  Other operating expenses                13,523,589          11,081,115
  Depreciation and amortization            5,104,850           4,352,666
  Non-airline direct costs                 2,636,539           2,312,066
                                        ____________        ____________

    Total operating expenses            $ 88,264,827        $ 77,281,900
                                        ____________        ____________
    Operating income                    $ 22,997,055        $ 12,697,159
                                        ____________        ____________

NONOPERATING INCOME (EXPENSE):
  Investment income                     $  1,381,878        $    887,988
  Interest expense                        (1,281,786)           (327,572)
                                        ____________        ____________

    Total nonoperating (expense)
        income, net                     $    100,092        $    560,416
                                        ____________        ____________

    Income before income taxes          $ 23,097,147        $ 13,257,575

Income taxes                               9,009,000           5,170,000
                                        ____________        ____________

    Net income                          $ 14,088,147        $  8,087,575
                                        ____________        ____________
                                        ____________        ____________
Weighted average number
   of shares outstanding                  29,518,669          30,326,388
                                        ____________        ____________
                                        ____________        ____________

Net income per share                    $        .48        $        .27
                                        ____________        ____________
                                        ____________        ____________

Dividends paid per share                $       .053        $       .040
                                        ____________        ____________
                                        ____________        ____________

                   COMAIR HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME
      FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1995 AND 1994 (UNAUDITED)

                                             1995                1994
                                        ____________        ____________

OPERATING REVENUES:
  Passenger                             $217,685,194        $170,488,915
  Cargo and other                          2,393,686           1,826,285
  Non-airline operations                   6,576,988           5,529,308
                                        ____________        ____________

    Total operating revenues            $226,655,868        $177,844,508
                                        ____________        ____________
OPERATING EXPENSES:
  Salaries and related costs            $ 42,747,056        $ 35,244,952
  Aircraft fuel                           17,551,748          15,243,262
  Maintenance materials and repairs       19,847,546          15,613,196
  Aircraft rent                           27,703,320          26,873,657
  Other rent and landing fees              8,418,296           7,290,913
  Passenger commissions                   19,376,763          15,900,454
  Other operating expenses                26,408,526          20,927,014
  Depreciation and amortization           10,234,562           8,509,220
  Non-airline direct costs                 5,158,407           4,588,327
                                        ____________        ____________

    Total operating expenses            $177,446,224        $150,190,995
                                        ____________        ____________

    Operating income                    $ 49,209,644        $ 27,653,513
                                        ____________        ____________

NONOPERATING INCOME (EXPENSE):
  Investment income                     $  3,629,772        $  1,826,142
  Interest expense                        (2,589,750)           (542,925)
                                        ____________        ____________
    Total nonoperating (expense)
     income, net                        $  1,040,022        $  1,283,217
                                        ____________        ____________

    Income before income taxes          $ 50,249,666        $ 28,936,730

Income taxes                              19,599,000          11,442,000
                                        ____________        ____________
    Net income                          $ 30,650,666        $ 17,494,730
                                        ____________        ____________
                                        ____________        ____________

Weighted average number
   of shares outstanding                  29,410,223          31,078,598
                                        ____________        ____________
                                        ____________        ____________

Net income per share                    $       1.04        $        .56
                                        ____________        ____________
                                        ____________        ____________

Dividends paid per share                $       .107        $       .080
                                        ____________        ____________
                                        ____________        ____________

                   COMAIR HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1995 AND 1994 (UNAUDITED)


                                                  1995            1994
                                             _____________   _____________
Cash Flows From Operating Activities:
   Net income                                $  30,650,666   $ 17,494,730
   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation and amortization              10,234,562      8,509,220
     Amortization and accrual of overhaul
       expenses                                  6,205,540      5,364,802
     Deferred income tax provision               5,918,529      2,766,227
     Other, net                                   (110,402)      (432,984)
   Changes in operating assets and liabilities:
     Decrease (increase) in
         accounts receivable                     3,734,863      2,194,135
     Decrease (increase) in inventory of
       expendable parts                           (883,955)      (930,807)
     Decrease (increase) in other
         current assets                          2,211,344        390,726
     Increase (decrease) in accounts payable     5,345,909     (2,148,007)
     Increase (decrease) in other current
       liabilities                               6,767,738     (2,334,931)
                                             _____________   _____________
     Net cash provided by operating
       activities                            $  70,074,794   $ 30,873,111
                                             _____________   ____________

Cash Flows From Investing Activities:
   Additions to property and equipment       $ (14,355,851)  $(65,066,335)
   Return of advance payments and deposits          -             500,000
   Purchases and maturities of marketable
     securities                                  7,134,393     17,273,885
   Proceeds from sale of available-for-sale
     marketable securities                       6,658,940          -
   Deferred costs                                   -            (936,538)
   Other, net                                     (185,636)        94,130
                                             _____________   ____________

     Net cash used in investing
        activities                           $    (748,154)  $(48,134,858)
                                             _____________   ____________

Cash Flows From Financing Activities:
   Issuance of common stock                  $   1,566,425   $    271,153
   Repurchase of common stock                     (383,063)   (24,706,825)
   Payments of cash dividends and
     repurchase of fractional shares            (3,152,776)    (2,504,343)
   Proceeds from long-term obligations              -          39,336,229
   Repayments of long-term obligations          (5,662,258)    (3,540,950)
                                             _____________   ____________
     Net cash (used in) provided by
        financing activities                 $  (7,631,672)  $  8,855,264
                                             _____________   ____________

Net increase (decrease) in cash and cash
   equivalents                               $  61,694,968   $ (8,406,483)
                                             _____________   ____________

Cash and cash equivalents at
   beginning of period                       $  46,628,897   $ 52,650,672
                                             _____________   ____________
Cash and cash equivalents at
   end of period                             $ 108,323,865   $ 44,244,189
                                             _____________   ____________
                                             _____________   ____________

Cash paid during the period for interest     $   3,104,602   $    834,291
                                             _____________   ____________
                                             _____________   ____________

Cash paid during the period for income taxes $  12,703,284   $  8,845,981
                                             _____________   ____________
                                             _____________   ____________

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

NOTE 1: The accounts of Comair Holdings, Inc. and its wholly-owned subsidiaries (the Company) have been consolidated in the accompanying financial statements. Upon consolidation, all material intercompany accounts, transactions and profits have been eliminated. The Company considers the transportation of passengers and freight in scheduled airline service by its major subsidiary, COMAIR, Inc., to be its predominant industry segment. The Company's stock is traded in the Nasdaq/National Market System under the symbol COMR.

NOTE 2: Results of operations for the interim periods are not necessarily indicative of results to be expected for the year.

NOTE 3: On July 18, 1995, the Board of Directors approved a 3-for-2 split in the common stock of Comair Holdings, Inc. The common stock split was payable August 10, 1995 to shareholders of record on July 28, 1995. All share and per share financial information contained in the accompanying financial statements gives effect to the stock split.

          At that same meeting, the Board of Directors approved a quarterly cash dividend of $.08 per share prior to giving effect to the 3-for-2 stock split (.053 adjusted for the split). The dividend was payable on August 10, 1995 to shareholders of record on July 28, 1995.

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
_____________________

     COMAIR, Inc. (COMAIR) is the principal subsidiary of Comair Holdings, Inc. (with its subsidiaries, the Company), accounting for 97% of the second quarter operating revenues and expenses. Although the following discussion and analysis entails various aspects of the Company's financial performance, many of the factors that affect year-to-year comparisons relate solely to COMAIR.

     COMAIR's market area, strong financial position and strong cost control efforts have helped lessen the effect on the Company of airline industry over-capacity and resulting low fares when compared to many others in the airline industry. However, the Company cannot accurately predict the long-term impact of the pricing actions of competitors on its future results of operations. Inflation and changing prices have not had a material effect on the Company's operations because revenues and expenses generally reflect current price levels. However, changes in the financial condition of other airlines and the increased competition from low fare carriers could impact the Company's ability to recoup future cost increases through higher fares.

     Effective April 1, 1995, Delta Air Lines, Inc. (Delta) increased certain fees paid by the Company to Delta related to the Delta Connection program. The Company and Delta also made changes in aircraft deployment in the Cincinnati/Northern Kentucky and the Orlando hubs starting on May 1, 1995. In addition, the Company and Delta announced on August 3, 1995 more changes in aircraft deployment in the Cincinnati/Northern Kentucky hub effective December 1, 1995. The Company believes these aircraft deployment changes should positively impact future operating results. Also, during the fourth quarter of fiscal 1995, most airlines instituted a commission cap on travel agency commissions for domestic fares over a certain base fare amount. The Company believes that the effect of the increases in certain fees paid to Delta, the reduction in passenger commission expense from the commission cap and the changes in aircraft deployment will, when combined, have a positive impact on future operating results. However, there can be no assurance that the expected favorable impact on operating income from the change in aircraft deployment and the commission cap will fully offset the increased fees.

     For the second quarter of fiscal 1996, the Company reported operating revenues of $111.3 million, up 24% from the $90.0 million reported in the second quarter of fiscal 1995. Operating income, net income and net income per share for the second quarter of fiscal 1996 all increased significantly when compared with the results reported in the second quarter of fiscal 1995. Operating income for the quarter rose 81% to $23.0 million from $12.7 million. Net income increased 74% to $14.1 million from $8.1 million, while earnings per share increased 78% from $.27 per share to $.48 per share. The increase in earnings is largely the result of higher passenger enplanements in many of the jet markets and a slightly higher yield per passenger mile.

     In the second quarter of fiscal 1996, revenue passenger miles (RPMs) increased 21.4% when compared with last year's second quarter. Capacity
(ASMs) grew 15.5% with the acquisition of eight 50-passenger Canadair Jet aircraft since the second quarter of fiscal 1995. Since July 1994, three Saabs and two Metros have been returned to lessors.

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)


                       CAPACITY AND TRAFFIC ANALYSIS

                                   QUARTER ENDED       SIX MONTHS ENDED
                               ____________________   ___________________

                               09/30/95    09/30/94   09/30/95   09/30/94
                               ________    ________   ________   ________

     Passengers                997,796      866,696  1,971,306   1,710,595
     ASMs (000s)               589,189      509,984  1,156,679     983,475
     RPMs (000s)               316,475      260,722    618,174     502,807
     Load factor                  53.7%        51.1%      53.4%       51.1%
     Breakeven load factor        42.6%        43.5%      41.7%       42.8%
     Yield (cents)                33.7         33.0       35.2        33.9
     Cost per ASM (cents)         14.4         14.6       14.8        14.7

     The following tables show the expense categories for COMAIR for the second quarter and the first six months of the last two fiscal years.

                             EXPENSE CATEGORIES

                             QTR Ended     Cents      QTR Ended     Cents
                             09/30/95     per ASM     09/30/94     per ASM
                             ________     _______     _________    _______

Salaries and Related Costs $21,472,733      3.6     $17,893,897      3.5
Aircraft Fuel                9,179,549      1.6       8,106,229      1.6
Maintenance Materials
   and Repairs               9,753,114      1.7       7,911,130      1.6
Aircraft Rent               13,837,524      2.3      13,984,583      2.7
Other Rent and Landing
   Fees                      4,214,176      0.7       3,719,954      0.7
Passenger Commissions        8,542,753      1.4       7,920,260      1.6
Other Operating Expenses    13,444,371      2.3      11,022,022      2.1
Depreciation and
   Amortization              4,614,309      0.8       3,904,007      0.8
                           ___________     ____     ___________     ____

                           $85,058,529     14.4     $74,462,082     14.6
                           ___________     ____     ___________     ____
                           ___________     ____     ___________     ____


                            6 Mo. Ended    Cents    6 Mos. Ended    Cents
                             09/30/95     per ASM     09/30/94     per ASM
                           ___________    _______   ____________    ______

Salaries and Related Costs $ 42,747,056     3.7     $ 35,244,952     3.6
Aircraft Fuel                17,551,748     1.5       15,243,262     1.5
Maintenance Materials
   and Repairs               19,847,546     1.7       15,613,196     1.6
Aircraft Rent                27,703,320     2.4       26,873,657     2.7
Other Rent and Landing
   Fees                       8,418,296     0.7        7,290,913     0.8
Passenger Commissions        19,376,763     1.7       15,900,454     1.6
Other Operating Expenses     26,280,566     2.3       20,833,152     2.1
Depreciation and
   Amortization               9,283,193     0.8        7,594,549     0.8
                           ____________   _____     ____________    ____

                           $171,208,488    14.8     $144,594,135    14.7
                           ____________   _____     ____________    ____
                           ____________   _____     ____________    ____

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)


     Salaries and related costs have risen from the second quarter of fiscal 1995 as a result of the additional personnel to support the new Canadair Jet service. Expenses related to the incentive compensation plans were also higher due to the increased earnings.

     Aircraft fuel price per gallon for the second quarter of fiscal 1996 was slightly lower than in the second quarter of last year. Total aircraft fuel costs increased due to the addition of the new Canadair Jets.

     Maintenance materials and repair costs increased on a unit cost basis. The higher cents per ASM is related to the increased number of engine overhauls and repairs, primarily in the Brasilia fleet.

     Aircraft rent expense decreased slightly as the savings from five aircraft being returned to lessors since the second quarter of fiscal 1995 accompanied with the extension of five aircraft leases in June 1995 at a lower monthly rate more than offset the additional lease costs of the new Canadair Jets added in the last year. These reductions in lease expense as well as the purchase of five Canadair Jets during the second and third quarters of fiscal 1995 caused this expense to decrease on a unit cost basis.

     Travel agency and credit card commissions have increased as a result of higher passenger revenues. The lower cents per ASM is related to receiving the initial benefits of the commission cap that was instituted by many airlines in the fourth quarter of fiscal 1995.

     Other operating expenses increased due to the growth in traffic, the costs associated with the new Canadair Jet service and increased fees charged by Delta in relation to the Delta Connection Program.

     Depreciation and amortization increased as the result of the purchase of five Canadair Jets during the second and third quarters of fiscal 1995.

     Investment income in the second quarter of fiscal 1996 was higher than last year's second quarter due to a higher cash and cash equivalents balance.

     Interest expense increased as a result of the purchase of the five Canadair Jets previously mentioned.

     The Company's effective tax rate, which includes federal, state and local taxes, approximated the statutory rate in the second quarter of fiscal 1996.

     The Omnibus Budget Reconciliation Act of 1993 imposed a 4.3 cents per gallon transportation tax on fuel used in domestic commercial transportation. This tax became effective October 1, 1995 and is expected to increase the Company's annual operating expenses by approximately $2.5 million.

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)


LIQUIDITY AND CAPITAL RESOURCES
_______________________________

     In the first six months of fiscal 1996, the Company generated cash from operating activities of $70.1 million. The Company repaid long-term obligations of $5.7 million and paid cash dividends of $3.2 million. Total working capital increased to $74.0 million from $41.7 million at March 31, 1995, while the current ratio increased to 1.83. The Company's long-term debt to equity position was 29% debt, 71% equity at September 30, 1995, as compared to 34% debt, 66% equity at March 31, 1995.

     In fiscal 1995, the Board of Directors authorized the Company to repurchase up to 6.2 million shares of common stock from time to time as market conditions dictate. The Company has purchased 3.0 million shares of this authorization, including 27,825 shares for approximately $383,000 in the first six months of fiscal 1996.

     On August 8, 1995, the Board of Directors announced its intent to increase the regular quarterly cash dividends to $.07 per share. At the new rate, the cash dividend reflects a 31% increase over the prior rate of $.053 per share. The first such dividend will be paid November 10, 1995 to shareholders of record November 1, 1995.

     In September 1994, the Company opened the new 100,000 square foot Flight Center at the Cincinnati/Northern Kentucky International Airport and initiated its lease with the airport.

     COMAIR acquired six new generation, 50-passenger Canadair Jet aircraft during the first six months of fiscal 1996, bringing the total Canadair Jet fleet to 26. The manufacturer has guaranteed COMAIR the right to return 20 of these aircraft after seven years with no cost to COMAIR other than normal and customary return provisions related to the condition of the aircraft.

     In November 1995, COMAIR announced that it had completed an agreement with the manufacturer for 15 Canadair Jet aircraft, valued at approximately $255 million including support equipment and estimated escalation. These 15 aircraft will be delivered in fiscal 1997. COMAIR also has options for 25 additional jet aircraft valued at approximately $450 million, including support equipment and estimated escalation, which could be available for delivery in fiscal 1997 through fiscal 1999.

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)


     The Company expects to finance the aircraft described above through a combination of working capital and lease, equity and debt financing, utilizing manufacturers' assistance and government guarantees to the extent possible. The Company believes that financing will be available at acceptable rates. In fiscal 1996, additional capital for repayment of long-term obligations, planned dividend payments and other capital expenditures are expected to be provided by operations.

     The Company has a $5 million bank line of credit at prime. The line of credit has not been used since 1985.

COMAIR HOLDINGS, INC. AND SUBSIDIARIES


                                  PART II

     Item 4.   Submission of Matters to a Vote of Security Holders
               ___________________________________________________

At the Company's Annual Meeting of Shareholders held on August 8, 1995, the following actions were taken by shareholders:

     4.1. All persons nominated as Class A Directors were elected with the votes for each person being:


                                                 Shares
                                               Against or        Shares
           Name               Shares For        Withheld       Abstained
  ______________________    ______________  ______________   ___________

  Robert H. Castellini        17,309,488         6,278             0
  Christopher J. Murphy       17,312,131         3,635             0

  Gerald L. Wolken            17,304,550        11,216             0


     4.2 The selection of Arthur Andersen LLP as independent public accountants for fiscal year 1996 was ratified by the following vote:


        Shares For             Shares Against          Shares Abstained
 ______________________   ______________________   _____________________

        17,251,499                 19,706                   44,561


No broker non-votes were recorded at the meeting.

                  COMAIR HOLDINGS, INC. AND SUBSIDIARIES


SIGNATURE
_________


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          COMAIR HOLDINGS, INC.


November 9, 1995                         BY:/s/Randy D. Rademacher
                                             __________________________
                                             Randy D. Rademacher
                                             Senior Vice President Finance
                                             Chief Financial Officer