Form 10-Q
period 1995-12-31
COMAIR HOLDINGS INC
filed 1996-02-12
CIK 835344

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549



           ( X )  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 1995

                                    OR

        (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _______ to  _______

Commission file number 0-18653

                           COMAIR HOLDINGS, INC.

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


                           Yes   X           No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                   Outstanding at February 8, 1996
Common stock, no par value                   29,623,974

                           COMAIR HOLDINGS, INC.
                                   INDEX


                                                       PAGE NOS.


PART I.   Financial Information -


 Consolidated Balance Sheets - December 31, 1995
   and March 31, 1995 .................................... 3 - 4

 Consolidated Statements of Income -
   Three months ended December 31, 1995 and 1994.............. 5

 Consolidated Statements of Income -
   Nine months ended December 31, 1995 and 1994............... 6
 Consolidated Statements of Cash Flows -
   Nine months ended December 31, 1995 and 1994............... 7

 Notes to Consolidated Financial Statements .................. 8

 Management's Discussion and Analysis of Financial
   Condition and Results of Operations .................. 9 - 13

SIGNATURE ................................................... 14

                COMAIR HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS
        AS OF DECEMBER 31, 1995 AND MARCH 31, 1995 (UNAUDITED)


ASSETS                        DEC 31, 1995        MARCH 31, 1995

Current assets:
   Cash and cash equivalents  $114,441,773        $46,628,897
   Marketable securities
      available-for-sale        31,257,556         37,448,919
                              ____________        ___________
                              $145,699,329        $ 84,077,816

   Accounts receivable           4,401,295           9,505,082
   Inventory of expendable
     parts                      14,431,331          13,259,183
   Future tax benefits           6,794,381           5,947,267
   Prepaid expenses              4,548,581           7,704,589
                              ____________        ____________

       Total current assets   $175,874,917        $120,493,937
                              ____________        ____________

Property and equipment, at cost:

   Flight equipment           $257,493,202        $244,018,322
   Maintenance, operations and
      office facilities          9,120,198           9,120,198
   Other property and equipment 37,204,496          34,826,544
                              ____________        ____________
                              $303,817,896        $287,965,064

   Less accumulated deprecia-
     tion and amortization      92,697,707          79,694,318
   Less reserve for engine
     overhauls and purchase
     incentives                  6,860,211           7,508,035
                              ____________        ____________

                              $204,259,978        $200,762,711
   Construction in progress        465,591             379,963
   Advance payments and deposits
      for aircraft              20,035,224          20,274,844
                              ____________        ____________

       Net property and
       equipment              $224,760,793        $221,417,518
                              ____________        ____________

Other assets and
deferred costs                $  4,530,341        $  5,110,506
                              ____________        ____________

                              $405,166,051        $347,021,961
                              ____________        ____________
                              ____________        ____________

                COMAIR HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS

        AS OF DECEMBER 31, 1995 AND MARCH 31, 1995 (UNAUDITED)


  LIABILITIES AND             DEC. 31, 1995       MARCH 31, 1995
SHAREHOLDERS' EQUITY

Current liabilities:
   Current installments of
   long-term obligations      $  9,763,147        $ 11,470,888
   Accounts payable             31,112,004          24,289,851
   Interline payable and
   deferred revenue              5,516,342           5,066,639
   Accrued lease expense        21,184,347          15,625,524
   Accrued wages                 5,138,863           4,279,584
   Accrued expenses             12,145,404           8,899,114
   Accrued taxes                11,426,518           9,138,170
                              ____________        ____________

   Total current liabilities  $ 96,286,625        $ 78,769,770
                              ____________        ____________

Long-term obligations         $ 73,128,059        $ 79,906,236
                              ____________        _____________

Deferred income taxes         $ 35,219,814        $ 28,155,814
                              ____________        ____________

Other liabilities and
deferred credits              $  4,120,412        $  3,426,722
                              ____________        ____________

Shareholders' equity:
  Common stock, no par value,
    100,000,000 shares
    authorized, 29,623,974
    and 19,538,738 issued
    and outstanding,
    respectively              $ 48,539,634        $ 47,166,553
  Preferred stock, no par value,
    1,000,000 shares authorized,
    none issued or outstanding      -                   -
  Net unrealized gain/(loss)
    on marketable securities
    available-for-sale             (99,825)            173,388
   Retained earnings           147,971,332         109,423,478
                              ____________        ____________
 Total shareholders' equity   $196,411,141        $156,763,419
                              ____________        ____________

                              $405,166,051        $347,021,961
                              ____________        ____________
                              ____________        ____________

              COMAIR HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994 (UNAUDITED)


                                   1995                1994

OPERATING REVENUES:
  Passenger                   $107,722,359        $ 86,239,311
  Cargo and other                  988,596           1,014,275
  Non-airline operations         3,982,570           2,806,437
                              ____________        ____________

    Total operating revenues  $112,693,525        $ 90,060,023
                              ____________        ____________

OPERATING EXPENSES:
  Salaries and related costs  $ 21,122,254        $ 18,553,566
  Aircraft fuel                 10,048,767           8,554,100
  Maintenance materials and
    repairs                     10,475,459           8,083,598
  Aircraft rent                 14,470,743          13,553,341
  Other rent and landing fees    3,540,569           3,104,590
  Passenger commissions          9,276,849           8,456,635
  Other operating expenses      14,336,905          10,834,358
  Depreciation and
    amortization                 5,272,036           5,277,969
  Non-airline direct costs       2,998,305           2,446,582
                              ____________        ____________

    Total operating expenses  $ 91,541,887        $ 78,864,739
                              ____________        ____________
    Operating income          $ 21,151,638        $ 11,195,284
                              ____________        ____________

NONOPERATING INCOME (EXPENSE):
  Investment income           $  1,517,020        $    916,133
  Interest expense              (1,153,882)           (985,707)
                              _____________       _____________

    Total nonoperating
    (expense) income, net     $    363,138        $    (69,574)
                              ____________        _____________

    Income before income
    taxes                     $ 21,514,776        $ 11,125,710

Income taxes                     8,392,000           4,339,000
                              ____________        _____________

    Net income                $ 13,122,776        $  6,786,710
                              ____________        ____________
                              ____________        ____________
Weighted average number
   of shares outstanding        29,614,309          30,006,806
                              ____________        ____________
                              ____________        ____________

Net income per share          $       0.44        $       0.23
                              ____________        ____________
                              ____________        ____________

Dividends paid per share      $       .070        $      0.053
                              ____________        ____________
                              ____________        ____________

              COMAIR HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME

 FOR THE NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994 (UNAUDITED)

                                   1995                1994
OPERATING REVENUES:
  Passenger                   $325,407,553        $256,728,226
  Cargo and other                3,382,281           2,840,560
  Non-airline operations        10,559,558           8,335,746
                              ____________        ____________

    Total operating revenues  $339,349,392        $267,904,532
                              ____________        ____________

OPERATING EXPENSES:
  Salaries and related costs  $ 63,869,310        $ 53,798,518
  Aircraft fuel                 27,600,515          23,797,363
  Maintenance materials and
    repairs                     30,323,004          23,696,794
  Aircraft rent                 42,174,063          40,426,999
  Other rent and landing fees   11,958,865          10,395,504
  Passenger commissions         28,653,613          24,357,089
  Other operating expenses      40,745,429          31,761,373
  Depreciation and
    amortization                15,506,598          13,787,188
  Non-airline direct costs       8,156,713           7,034,909
                              ____________        ____________

    Total operating expenses  $268,988,110        $229,055,737
                              ____________        ____________

    Operating income          $ 70,361,282        $ 38,848,795
                              ____________        ____________

NONOPERATING INCOME (EXPENSE):
  Investment income           $  5,146,792        $  2,742,274
  Interest expense              (3,743,632)         (1,528,632)
                              _____________       _____________

    Total nonoperating
    (expense) income, net     $  1,403,160        $  1,213,642
                              ____________        ____________

    Income before income
      taxes                   $ 71,764,442        $ 40,062,437

Income taxes                    27,991,000          15,781,000
                              ____________        ____________

    Net income                $ 43,773,442        $ 24,281,437
                              ____________        ____________
                              ____________        ____________

Weighted average number
   of shares outstanding        29,478,499          30,720,035
                              ____________        ____________
                              ____________        ____________
Net income per share          $       1.48        $       0.79
                              ____________        ____________
                              ____________        ____________

Dividends paid per share      $      0.177        $      0.133
                              ____________        ____________
                              ____________        ____________

              COMAIR HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994 (UNAUDITED)


                                                       1995            1994
Cash Flows From Operating Activities:
   Net income                                   $  43,773,442   $  24,281,437
   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation and amortization                 15,506,598      13,787,188
     Amortization and accrual of overhaul
       expenses                                     9,662,660       7,858,569
     Deferred income tax provision                  6,441,632       6,573,690
     Other, net                                      (329,515)       (649,493)
   Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable     5,103,787       3,366,996
     Decrease (increase) in inventory of
       expendable parts                            (1,172,148)     (1,532,280)
     Decrease (increase) in other current assets    3,156,008       1,800,349
     Increase (decrease) in accounts payable        6,822,153       2,842,170
     Increase (decrease) in other current
       liabilities                                 12,402,443       4,610,631
                                                _____________     ___________
     Net cash provided by operating
       activities                               $ 101,367,060   $  62,939,257
                                                _____________   _____________

Cash Flows From Investing Activities:
   Additions to property and equipment          $ (27,189,048)  $(101,784,949)
   Return of advance payments and deposits             -              500,000
   Purchases and maturities of marketable
     securities                                      (965,536)     25,868,204
   Proceeds from sale of available-for-sale
     marketable securities                          6,658,940          -
   Deferred costs                                    (246,205)     (1,511,215)
   Other, net                                         526,090          94,305
                                                 _____________   ____________
     Net cash used in investing
        activities                              $ (21,215,759)  $ (76,833,655)
                                                _____________   _____________

Cash Flows From Financing Activities:
   Issuance of common stock                     $   1,756,144   $     271,153
   Repurchase of common stock                        (383,063)    (36,247,887)
   Payments of cash dividends and
     repurchase of fractional shares               (5,225,588)     (4,123,924)
   Proceeds from long-term obligations                  -          65,586,388
   Repayments of long-term obligations             (8,485,918)     (5,620,107)
                                                _____________   ____________
     Net cash (used in) provided by
        financing activities                    $ (12,338,425)  $  19,865,623
                                                ______________  _____________
Net increase in cash and cash
   equivalents                                  $  67,812,876   $   5,971,225
                                                _____________   _____________

Cash and cash equivalents at
   beginning of period                          $  46,628,897   $  52,650,672
                                                _____________   _____________

Cash and cash equivalents at
   end of period                                $ 114,441,773   $  58,621,897
                                                _____________   _____________
                                                _____________   _____________

Cash paid during the period for interest        $   4,419,002   $   1,473,616
                                                _____________   _____________
                                                _____________   _____________

Cash paid during the period for income taxes    $  19,640,901   $   9,960,508
                                                _____________   _____________
                                                _____________   _____________

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

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
     COMAIR, Inc. (COMAIR) is the principal subsidiary of Comair Holdings, Inc. (with its subsidiaries, the Company), accounting for 96% of the third quarter operating revenues and expenses. Although the following discussion and analysis entails various aspects of the Company's financial performance, many of the factors that affect year-to-year comparisons relate solely to COMAIR.

     COMAIR's market area, strong financial position and strong cost control efforts have helped lessen the effect on the Company of airline industry competition when compared to many others in the airline industry. However, the Company cannot accurately predict the long-term impact of the pricing actions of competitors on its future results of operations. Inflation and changing prices have not had a material effect on the Company's operations because revenues and expenses generally reflect current price levels. However, changes in the financial condition of other airlines and the increased competition from low fare carriers could impact the Company's ability to recoup future cost increases through higher fares.

     During fiscal 1996, Delta Air Lines, Inc. (Delta) increased certain fees paid by the Company to Delta related to the Delta Connection program. The Company and Delta also made changes in aircraft deployment in the Cincinnati/Northern Kentucky and the Orlando hubs starting May 1, 1995 through December 1, 1995. The Company believes these aircraft deployment changes should positively impact future operating results. Also, during the fourth quarter of fiscal 1995, most airlines instituted a commission cap on travel agency commissions for domestic fares over a certain base fare amount. The Company believes that the effect of the increases in certain fees paid to Delta, the reduction in passenger commission expense from the commission cap and the changes in aircraft deployment had, when combined, a positive impact on operating results. However, there can be no assurance that the favorable impact on operating income from the change in aircraft deployment and the commission cap will continue to fully offset the increased fees paid to Delta.

     For the third quarter of fiscal 1996, the Company reported operating revenues of $112.7 million, up 25% from the $90.1 million reported in the third quarter of fiscal 1995. Operating income, net income and net income per share for the third quarter of fiscal 1996 all increased significantly when compared with the results reported in the third quarter of fiscal 1995. Operating income for the quarter rose 89% to $21.2 million from $11.2 million. Net income increased 93% to $13.1 million from $6.8 million, while earnings per share increased 91% from $.23 per share to $.44 per share. The increase in earnings is largely the result of higher passenger enplanements.

     In the third quarter of fiscal 1996, revenue passenger miles
(RPMs) increased 21.6% when compared with last year's third quarter. Capacity, available seat miles (ASMs), grew 11.2% with the acquisition of eight 50-passenger Canadair Jet aircraft since the third quarter of fiscal 1995. Since July 1994, three Saabs and two Metros have been returned to lessors.

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)


                            CAPACITY AND TRAFFIC ANALYSIS

                                   QUARTER ENDED      NINE MONTHS ENDED
                               12/31/95    12/31/94   12/31/95   12/31/94

     Passengers              1,040,739      866,821  3,012,045   2,577,416
     ASMs (000s)               589,985      530,382  1,746,664   1,513,857
     RPMs (000s)               322,255      265,093    940,430     767,900
     Load factor                  54.6%        50.0%      53.8%       50.7%
     Breakeven load factor        44.1%        43.5%      42.4%       43.0%
     Yield (cents)                33.4         32.5       34.6        33.4
     Cost per ASM (cents)         14.9         14.3       14.8        14.6

     The following tables show the expense categories for COMAIR for the third quarter and the first nine months of the last two fiscal years.


                                  EXPENSE CATEGORIES

                             QTR Ended     Cents      QTR Ended     Cents
                            12/31/95     per ASM     12/31/94     per ASM

Salaries and Related Costs $21,122,254      3.6     $18,553,565      3.5
Aircraft Fuel               10,048,767      1.7       8,554,100      1.6
Maintenance Materials
   and Repairs              10,475,459      1.8       8,083,598      1.5
Aircraft Rent               14,470,743      2.4      13,553,341      2.6
Other Rent and Landing
   Fees                      3,540,569      0.6       3,104,590      0.6
Passenger Commissions        9,276,849      1.6       8,456,635      1.6
Other Operating Expenses    14,292,975      2.4      10,792,493      2.0
Depreciation and
   Amortization              4,773,610      0.8       4,789,786      0.9
                           ___________     ____     ___________     ____
                           $88,001,226     14.9     $75,888,108     14.3
                           ___________     ____     ___________     ____
                           ___________     ____     ___________     ____



                            9 Mo. Ended    Cents    9 Mos. Ended    Cents
                             12/31/95     per ASM     12/31/94     per ASM
Salaries and Related Costs $ 63,869,310     3.7     $ 53,798,517     3.5
Aircraft Fuel                27,600,516     1.6       23,797,363     1.6
Maintenance Materials
   and Repairs               30,323,005     1.7       23,696,794     1.6
Aircraft Rent                42,174,063     2.4       40,426,999     2.7
Other Rent and Landing
   Fees                      11,958,865     0.7       10,395,504     0.7
Passenger Commissions        28,653,612     1.6       24,357,089     1.6
Other Operating Expenses     40,573,541     2.3       31,625,645     2.1
Depreciation and
   Amortization              14,056,802     0.8       12,384,334     0.8
                           ____________    ____     ____________    ____

                           $259,209,714    14.8     $220,482,245    14.6
                           ____________    ____     ____________    ____
                           ____________    ____     ____________    ____

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)


     Salaries and related costs have risen from the third quarter of fiscal 1995 as a result of the additional personnel to support the new Canadair Jet service. Expenses related to incentive compensation plans were also higher due to the increased earnings.

     Aircraft fuel price per gallon for the third quarter of fiscal 1996 was approximately three cents higher than in the third quarter of last year. The higher price per gallon was due to the Omnibus Budget Reconciliation Act of 1993, which imposed a
4.3 cents per gallon transportation tax on fuel used in domestic commercial transportation. This tax became effective October 1, 1995 and is expected to increase the Company's annual operating expenses by approximately $2.7 million. Total aircraft fuel costs also increased due to the addition of the new Canadair Jets.

     Maintenance materials and repair costs increased due to higher maintenance costs on the turboprop aircraft.

     Aircraft rent expense increased from the addition of eight Canadair Jets since the third quarter of fiscal 1995. The extension of several aircraft leases at lower rates in June 1995 and the purchase of five Canadair Jets during the second and third quarters of fiscal 1995 caused this expense to decrease on a unit cost basis.

     Travel agency and credit card commissions have increased as a result of higher passenger revenues resulting from higher passenger load factors than last year's third quarter. The commission cap that was instituted by many of the airlines in the fourth quarter of fiscal 1995 has offset much of the cost associated with higher unit revenues.

     Other operating expenses increased due to the growth in traffic, the costs associated with the new Canadair Jet service and the increased fees charged by Delta in relation to the Delta
Connection program.

     Depreciation and amortization decreased on a cost per ASM basis. Although the Company purchased two Canadair Jets during the third quarter of fiscal 1995, the additional expense was more than offset by certain assets associated with the maturing turboprop fleet becoming fully depreciated.

     Investment income in the third quarter of fiscal 1996 was higher than last year's third quarter due to higher cash and cash equivalents balances.

     The Company's effective tax rate, which includes federal, state and local taxes, approximated the statutory rate in the third quarter of fiscal 1996.

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

     In the first nine months of fiscal 1996, the Company generated cash from operating activities of $101.3 million. The Company repaid long-term obligations of $8.5 million and paid cash dividends of $5.2 million. Total working capital increased to $79.6 million from $41.7 million at March 31, 1995, while the current ratio increased to 1.83. The Company's long-term debt to equity position was 27% debt, 73% equity at December 31, 1995, as compared to 34% debt, 66% equity at March 31, 1995.

     In fiscal 1995, the Board of Directors authorized the Company to repurchase up to 6.2 million shares of common stock from time to time as market conditions dictate. The Company has purchased 3.0 million shares of this authorization, including 27,825 shares for approximately $383,000 in the first nine months of fiscal 1996.

     On August 8, 1995, the Board of Directors announced its intent to increase the regular quarterly cash dividends to $.07 per share. At the new rate, the cash dividend reflects a 31% increase over the prior rate of $.053 per share. The first such dividend was paid November 10, 1995 to shareholders of record on November 1, 1995. In addition, on January 23, 1996, the Board of Directors declared a $.07 per share cash dividend for shareholders of record on February 5, 1996, payable February 14, 1996.

     In September 1994, the Company opened the new 100,000 square foot Flight Center at the Cincinnati/Northern Kentucky
International Airport and initiated its lease with the airport.

     COMAIR acquired eight new generation, 50-passenger Canadair Jet aircraft during the first nine months of fiscal 1996, bringing the total Canadair Jet fleet to 28. The manufacturer has guaranteed COMAIR the right to return 20 of these aircraft after seven years with no cost to COMAIR other than normal and customary return provisions related to the condition of the aircraft.

     In November 1995, COMAIR announced that it had completed an agreement with the manufacturer for 15 Canadair Jet aircraft, valued at approximately $255 million including support equipment and estimated escalation. These 15 aircraft to be delivered in fiscal 1997, will take the Canadair Jet fleet to 45 aircraft. COMAIR also has options for 25 additional jet aircraft valued at approximately $450 million, including support equipment and estimated escalation, which could be available for delivery in fiscal 1997 through fiscal 1999.

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


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   COMAIR HOLDINGS, INC.


February 12, 1995                   BY: /s/ Randy D. Rademacher

                                      _________________________
                                      Randy D. Rademacher
                                      Senior Vice President
                                      Finance Chief Financial
                                      Officer