Form 10-K405
period 1996-03-31
COMAIR HOLDINGS INC
filed 1996-06-26
CIK 835344

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                    For the Fiscal Year Ended March 31, 1996

                                       OR

          ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from ___________ to __________ Commission File Number 0-18653

                             COMAIR HOLDINGS, INC.

Incorporated under the Laws of                           IRS Employer ID
The Commonwealth of Kentucky                             No.  31-1243613

      P.O. Box 75021, Cincinnati/Northern Kentucky International Airport,
                            Cincinnati, Ohio  45275
                            Phone:  (606) 767-2550

          Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

          Securities Registered Pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes __X__   No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock held by non-affiliates is $888,046,688 based on a closing price of $26.25 on May 31, 1996. As of May 31, 1996, 44,442,386 shares of no par value Common Stock were issued and outstanding.

                      Documents Incorporated by Reference

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended March 31, 1996 furnished to the Commission pursuant to Rule 14a-3(c) and portions of the Registrant's Proxy Statement filed with the Commission for its 1996 Annual Meeting of Shareholders are incorporated by reference in Parts I, II and III as specified.

                             COMAIR HOLDINGS, INC.
                            INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

                                                                     PAGE
                                                                     ----
Part I

     Item 1 - Business ..............................................  3

     Item 2 - Properties ............................................  5
     Item 3 - Legal Proceedings .....................................  6
     Item 4 - Submission of Matters to a Vote of Security Holders ...  6

Part II

     Item 5 - Market for Registrant's Common Equity and Related
                Shareholder Matters .................................  6
     Item 6 - Selected Financial Data ...............................  6
     Item 7 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations .................  6
     Item 8 - Financial Statements and Supplementary Data ...........  7
     Item 9 - Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure .................  7

Part III

     Item 10 - Directors and Executive Officers of the Registrant ...  7
     Item 11 - Executive Compensation ...............................  7
     Item 12 - Security Ownership of Certain Beneficial Owners and
                 Management .........................................  7
     Item 13 - Certain Relationships and Related Transactions .......  7

Part IV

     Item 14 - Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K ........................................  8

                                     PART I
                                     ITEM 1.

                                    BUSINESS

          "Footnotes 1 and 7" on page 21 and 27 of the Registrant's Annual Report to Shareholders for 1996 are incorporated herein by reference. The Company considers the air transportation of passengers and cargo in scheduled airline service by its major subsidiary, COMAIR, Inc. (COMAIR) to be its predominant industry segment.

          COMAIR operates as a "Delta Connection" carrier under a ten-year marketing agreement with Delta Air Lines, Inc. dated and effective in October 1989. The agreement may be terminated by either party on not less than one-hundred eighty (180) days' advance written notice. COMAIR believes that the relationship between the two companies is satisfactory. However, any material interruptions or modifications in this arrangement may have an adverse effect upon COMAIR.

          COMAIR's operations are primarily dependent upon business-related travel and are not subject to wide seasonal variations. However, some seasonal decline does occur in holiday periods during which there are fewer scheduled flights and during portions of the winter months due to unfavorable flying conditions. Since initiation of the "Delta Connection" program in September 1984, COMAIR's strategy has expanded to accommodate the leisure as well as the business traveler seeking connections through Delta's hubs in Cincinnati and Orlando.

          Approximately 45% of COMAIR's business in fiscal 1996 was provided through "interlining" arrangements with Delta under the "Delta Connection" program. Under "interlining" arrangements, COMAIR generally provides the short-haul portions of a longer multi-carrier trip.

          COMAIR competes with other airlines and various forms of ground transportation, and believes that the principal competitive factors affecting decisions by travelers as to whether to fly COMAIR are customer service, scheduling and flight connections, reliability, type of equipment and price.

          COMAIR participates in the Delta frequent flyer program. Mileage earned under this program may be redeemed for free flights on COMAIR. Any costs associated with passengers who redeem travel awards on COMAIR are minimal and are accounted for at the time of travel.

EMPLOYEES

          As of May 1, 1996, the Company had 2,453 full-time and 416 part-time employees consisting of 1,531 persons in aircraft operations, 1,013 in customer service activities, 190 in its fixed base, charter and pilot training operations and the remainder in office and sales capacities. In May 1994, a new Collective Bargaining Agreement between COMAIR and the Air Lines Pilots Association was ratified by COMAIR's pilots. This agreement was effective June 1, 1994, and becomes amendable in June 1998. In May 1995, a new Collective Bargaining Agreement between COMAIR and the International Association of Machinists and Aerospace Workers ("IAM") was ratified by COMAIR's maintenance employees who are represented by the IAM. The agreement was effective June 1, 1995, and becomes amendable in June 1999. The Company has never experienced any work stoppage and considers its employee relations to be satisfactory. No other employee groups are represented by a union.

GOVERNMENT REGULATION

          All interstate air carriers are subject to regulation by the United States Department of Transportation and the United States Department of Justice (collectively "DOT") and the Federal Aviation Administration ("FAA") under the Federal Aviation Act of 1958 and the Airline Deregulation Act of 1978 (collectively the "Act"). DOT's jurisdiction extends primarily to the economic provisions of the Act, while the FAA is primarily concerned with air safety provisions.

          In 1986, COMAIR was granted a Certificate of Public Convenience and Necessity pursuant to Section 401 of the Federal Aviation Act. However, the Company is subject to DOT regulations which exempt air carriers operating aircraft of sixty (60) passenger seats or less or having a payload capacity of 18,000 pounds or less from many of the economic restrictions of the Act.

          The FAA requires that the Company have operating, airworthiness and other certificates. The FAA also must give its approval to personnel who engage in flight activities and to the Company's training and retraining programs. The FAA conducts regular examinations to ensure compliance with its regulations.

          The Company believes it and its employees are operating in accordance with applicable FAA regulations and hold all necessary operating and airworthiness certificates and licenses required by the FAA. The Company's flight operations, maintenance programs, record keeping and training programs are conducted under FAA approved procedures.

          Currently, there are a number of new regulations under consideration by the FAA relating to operating specifications and aircraft certification. These regulations have not been published in their final format and it is expected that modifications will be made. Because the final regulations are uncertain, the Company cannot definitively assess the impact on future operating results from these new regulations.

          All air carriers are subject to certain provisions of the Federal Communications Act of 1934, as amended, because of their extensive use of radio and other communication facilities. Management believes that the Company is in compliance with these laws and regulations.

          The Act requires that at least 75% of the voting rights of the Company and other U.S. air carriers be owned by U.S. Citizens.

          All air carriers are required to comply with federal law and regulations pertaining to noise abatement and engine emissions. The FAA also requires airlines to comply with certain noise restrictions. COMAIR's current aircraft as well as all aircraft on order are in compliance with these regulations. In addition, several state legislatures and other governmental administrative bodies have, from time to time, considered noise reduction measures of various sorts. At the present time, COMAIR does not provide service to any airport to which any such noise regulations apply.

                                    ITEM 2.

                                   PROPERTIES

          "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 11 of the Registrant's Annual Report to Shareholders for 1996 are incorporated herein by reference. Certain additional information regarding the Properties of the Company is described below:

          As of March 31, 1996, COMAIR's route structure was served by 59 turboprop aircraft and 30 jet aircraft. The following table illustrates certain characteristics of COMAIR's fleet.

                                                 NO. OF           SEATING
                  TYPE OF AIRCRAFT              AIRCRAFT         CAPACITY
                  ----------------              --------         --------
                    Canadair Jet                   30               50
                    Saab SF340                     16               33
                    Embraer Brasilia               40               30
                    Fairchild Metro III             3               19

          The Company occupies maintenance, operations and office facilities in Orlando and Cincinnati, as well as terminal space at the airports it serves.

          A wholly-owned subsidiary of Comair Holdings, Inc. operates a fixed based operation at the Cincinnati/Northern Kentucky International Airport which provides a full range of refueling, maintenance and avionics services for commercial, private and corporate aircraft. This subsidiary also owns and operates six aircraft in charter service.

          Another wholly-owned subsidiary of Comair Holdings, Inc. operates a flight training center located near Orlando, Florida. This subsidiary operates 53 light, single and twin engine training aircraft.

INSURANCE

          The Company maintains insurance against property damage to its facilities and aircraft which it considers adequate. The Company also maintains liability insurance coverage which it believes is adequate.

                                    ITEM 3.

                               LEGAL PROCEEDINGS

          There are no material legal proceedings pending involving the Company, any of its subsidiaries or their property, except proceedings arising in the ordinary course of business. The Company believes that all such legal proceedings are adequately insured.

                                    ITEM 4.

              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

                                    PART II

                                    ITEM 5.

                         MARKET FOR REGISTRANT'S COMMON
                     EQUITY AND RELATED SHAREHOLDER MATTERS

          "Consolidated Ten Year Summary" on page 8, "Selected Quarterly Financial Data" on page 10 and "Stock Transfer Agent & Registrar", "Stock Information", and "Market Makers" on the inside back cover of Registrant's Annual Report to Shareholders for 1996 are incorporated herein by reference. The Company currently pays quarterly cash dividends (currently $.047 per share per quarter on a post-split basis), which it has paid continuously for each quarter since the third quarter of fiscal 1988.

                                    ITEM 6.

                            SELECTED FINANCIAL DATA

          "Consolidated Ten Year Summary" on page 8 of the Registrant's Annual Report to Shareholders for 1996 is incorporated herein by reference.

                                    ITEM 7.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

          "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 11 of the Registrant's Annual Report to Shareholders for 1996 is incorporated herein by reference.

                                    ITEM 8.

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The following Financial Statements of the Registrant beginning on page 16 of its Annual Report to Shareholders for 1996, are incorporated herein by reference:

     Consolidated Balance Sheets as of March 31, 1996 and 1995.

     Consolidated Statements of Income for the years ended March 31, 1996, 1995 and 1994.

     Consolidated Statements of Shareholders' Equity for the years ended March
                  31, 1996, 1995 and 1994.

     Consolidated Statements of Cash Flows for the years ended March 31, 1996,
                  1995 and 1994.

     Notes to Consolidated Financial Statements.

     Report of Independent Public Accountants.


     The following schedule is filed herewith:

     Report of Independent Public Accountants.

     Schedule II - Valuation and Qualifying Accounts and Reserves for the three years ended March 31, 1996, 1995 and 1994.

          All other supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or Notes thereto.

UNAUDITED SUPPLEMENTARY DATA

          "Selected Quarterly Financial Data" on page 10 of the Registrant's Annual Report to Shareholders for 1996 is incorporated herein by reference.

                                    ITEM 9.

                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None

                                    PART III

          Items 10., 11., 12., and 13. of Part III are incorporated by reference to the Registrant's Proxy Statement for its 1996 Annual Shareholders Meeting as filed with the Commission pursuant to Regulation 14A.

                                    PART IV

                                    ITEM 14.

        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a) 1 and 2 - All financial statements and schedules required to be filed by Item 8 of this Form and included in this report have been listed previously beginning on page 7. No additional financial statements or schedules are being filed since the requirements of paragraph (d) under Item 14 are not applicable to the Company.

          (a) 3 - Exhibits.

  EXHIBIT
  NUMBER          DESCRIPTION OF EXHIBIT                          FILING STATUS
  ------          ----------------------                          --------------
   3.1            Articles of Incorporation of                           a
                  Comair Holdings, Inc.

   3.2            By-Laws of Comair Holdings, Inc.                       a

   3.3            Articles of Amendment to Articles of
                  Incorporation of Comair Holdings, Inc.                 e

  10.1            1989 Delta Connection Agreement                        c

  10.2            1991 Canadair Purchase Agreement                       d

              Management Contracts and Compensation Plans

  10.3            1981 Stock Option Plan                                 b

  10.4            Comair Savings and Investment Plan                     e

  10.5            1990 Stock Option Plan                                 c

  10.6            1992 Directors' Stock Option Plan                      d

  10.7            Deferred Incentive Compensation Plan             Filed herewith

  10.8            Employment Agreement with Mr. David R.        Filed herewith
                  Mueller

  10.9            Employment Agreement with Mr. David A.        Filed herewith
                  Siebenburgen

  10.10           Performance Based Incentive Bonus Plan           Filed herewith

  10.11           Consulting Agreement with Mr. Raymond A.         Filed herewith
                  Mueller

  11              Statement re Computation of                      Filed herewith
                  Net Income Per Share

  13              Annual Report to Shareholders                    Filed herewith
                  for 1996

  21              Subsidiaries of the Registrant                   Filed herewith

  23              Consent of Arthur Andersen LLP                   Filed herewith

  27              Financial Data Schedule                          Filed herewith


     (b)- Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year.

  EXHIBIT
  NUMBER          DESCRIPTION OF EXHIBIT                                    FILING STATUS
  ------          ----------------------                                    --------------
  a               Incorporated by reference to Registration Statement
                  No. 33-22696 filed under the Securities Act of 1933.

  b               Incorporated by reference to Registration Statement
                  No. 2-87728 filed under the Securities Act of 1933.

  c               Filed as an exhibit to Form 10-K for the fiscal year ended
                  March 31, 1991.

  d               Filed as an exhibit to Form 10-K for the fiscal year ended
                  March 31, 1992.

  e               Filed as an exhibit to Form 10-K for the fiscal year ended
                  March 31, 1994.

Note: No Exhibits are attached to this copy of Form 10-K, as permitted by Rule 14a-3(b) (10) of the Securities Exchange Act of 1934. Shareholders may obtain copies of exhibits by writing to:

                          Investor Relations Department
                          Comair Holdings, Inc.
                          P.O. Box 75021
                          Cincinnati, OH 45275

Shareholders requesting copies will be required to pay a charge of $.25 per page to cover the cost of copying such exhibits.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    COMAIR HOLDINGS, INC.

DATE SIGNED: June 26, 1996           BY: _______________________________________
                                        David R. Mueller, Chairman of the Board
                                        Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                     CAPACITY                    DATE
         ---------                     --------                    ----

- -----------------------         Chairman of the Board,         June 26, 1996
David R. Mueller                Chief Executive Officer
                                and Director


- -----------------------         President,                     June 26, 1996
David A. Siebenburgen           Chief Operating Officer
                                and Director


- -----------------------         Sr. Vice President Finance     June 26, 1996
Randy D. Rademacher             Chief Financial Officer
                                (Chief Accounting Officer)


- -----------------------         Director                       June 26, 1996
Raymond A. Mueller



- -----------------------         Director                       June 26, 1996
Robert H. Castellini



- -----------------------         Director                       June 26, 1996
John A. Haas

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Comair Holdings, Inc.:

         We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the Comair Holdings, Inc. and subsidiaries 1996 annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated May 15, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental schedule listed under Item 8 beginning on page 7 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                          ARTHUR ANDERSEN LLP

Cincinnati, Ohio
May 15, 1996.