Form 10-Q
period 1996-06-30
COMAIR HOLDINGS INC
filed 1996-08-13
CIK 835344

                                    FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

           ( X )  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

           (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to __________

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

                             Yes   X    No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                   Outstanding at August 8, 1996
              -----                   -----------------------------
 Common stock, no par value                     44,449,316

                              COMAIR HOLDINGS, INC.

                                      INDEX

                                                               PAGE NOS.

PART I.   Financial Information -

 Consolidated Balance Sheets - June 30, 1996
   and March 31, 1996 . . . . . . . . . . . . . . . . . . . . . . 3 - 4

 Consolidated Statements of Income -
   Three months ended June 30, 1996 and 1995. . . . . . . . . . . . . 5

 Consolidated Statements of Cash Flows -
   Three months ended June 30, 1996 and 1995. . . . . . . . . . . . . 6

 Notes to Consolidated Financial Statements . . . . . . . . . . . . . 7

 Management's Discussion and Analysis of Financial
   Condition and Results of Operations  . . . . . . . . . . . . .8 - 12

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

               AS OF JUNE 30, 1996 AND MARCH 31, 1996 (UNAUDITED)

ASSETS                                            JUNE 30, 1996        MARCH 31, 1996
- ------                                            -------------        --------------

Current assets:
   Cash and cash equivalents                      $101,902,075          $111,601,283
   Marketable securities
      available-for-sale                            38,568,719            39,860,347
   Interest bearing deposits                        30,000,000                    --
                                                  ------------          ------------

                                                  $170,470,794          $151,461,630

   Accounts receivable                               8,436,516            15,642,878
   Inventory of expendable parts                    14,797,396            13,864,258
   Future tax benefits                               9,217,441             8,756,848
   Prepaid expenses                                  7,794,706             7,183,499
                                                  ------------          ------------

         Total current assets                     $210,716,853          $196,909,113
                                                  ------------          ------------

Property and equipment, at cost:
   Flight equipment                               $287,493,392          $264,254,099
   Maintenance, operations and
      office facilities                              9,120,198             9,120,198
   Other property and equipment                     37,527,571            37,778,133
                                                  ------------          ------------

                                                  $334,141,161          $311,152,430

   Less accumulated depreciation and
      amortization                                 101,043,277            97,769,467
   Less reserve for engine overhauls and
      purchase incentives                           10,506,944             6,734,885
                                                  ------------          ------------

                                                  $222,590,940           206,648,078

   Construction in progress                            927,234               692,033
   Advance payments and deposits
      for aircraft                                  20,033,855            20,027,679
                                                  ------------          ------------

         Net property and equipment               $243,552,029          $227,367,790
                                                  ------------          ------------

Other assets and deferred costs                   $  5,985,257          $  4,753,251
                                                  ------------          ------------
                                                  $460,254,139          $429,030,154
                                                  ============          ============

               COMAIR HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS

         AS OF JUNE 30, 1996 AND MARCH 31, 1996 (UNAUDITED)


LIABILITIES AND SHAREHOLDERS' EQUITY                 JUNE 30 1996          MARCH 31, 1996
- ------------------------------------                 ------------          --------------
Current liabilities:
   Current installments of long-term
      obligations                                    $   9,178,515          $   9,167,087
   Accounts payable                                     37,403,961             39,608,872
   Interline payable and deferred revenue                6,325,441              5,970,855
   Accrued lease expense                                20,403,111             20,298,748
   Accrued wages                                         5,391,195              5,567,900
   Accrued expenses                                     12,177,418             11,304,479
   Accrued taxes                                        24,449,577             12,554,584
                                                     -------------          -------------

         Total current liabilities                   $ 115,329,218          $ 104,472,525

Long-term obligations                                $  68,529,386          $  70,745,129
                                                     -------------          -------------

Deferred income taxes                                $  37,203,060          $  35,947,060
                                                     -------------          -------------

Other liabilities and deferred credits               $   5,450,076          $   4,736,236
                                                     -------------          -------------

Shareholders' equity:
   Common stock, no par value,
      100,000,000 shares authorized,
      44,443,595 and 44,438,204 issued
      and outstanding, respectively                  $  51,124,564          $  51,094,753
   Preferred stock, no par value,
      1,000,000 shares authorized, none
      issued or outstanding                                     --                     --
   Net unrealized gain(loss) on marketable
      securities available-for-sale                        547,911                (82,419)
   Retained earnings                                   182,069,924            162,116,870
                                                     -------------          -------------

         Total shareholders' equity                  $ 233,742,399          $ 213,129,204
                                                     -------------          -------------

 Total liabilities and shareholders' equity          $ 460,254,139          $ 429,030,154
                                                     =============          =============

                                     PAGE 4

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

          FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)

                                                   1996                  1995
                                             -------------           -------------

OPERATING REVENUES:
  Passenger                                  $ 132,525,117           $ 111,110,884
  Cargo and other                                1,385,721               1,090,996
  Non-airline operations                         5,114,321               3,192,105
                                             -------------           -------------

    Total operating revenues                 $ 139,025,159           $ 115,393,985
                                             -------------           -------------

OPERATING EXPENSES:
  Salaries and related costs                 $  24,019,322           $  21,274,323
  Aircraft fuel                                 12,210,955               8,372,200
  Maintenance materials and repairs              9,524,739              10,094,432
  Aircraft rent                                 16,388,010              13,865,796
  Other rent and landing fees                    4,635,753               4,204,120
  Passenger commissions                         11,302,510              10,834,010
  Other operating expenses                      17,193,930              12,884,936
  Depreciation and amortization                  5,812,084               5,129,711
  Non-airline direct costs                       3,413,740               2,521,868
                                             -------------           -------------

    Total operating expenses                 $ 104,501,043           $  89,181,396
                                             -------------           -------------

    Operating income                         $  34,524,116           $  26,212,589
                                             -------------           -------------

NONOPERATING INCOME (EXPENSE):
  Investment income                          $   2,052,762           $   2,247,894
  Interest expense                              (1,024,515)             (1,307,964)
                                             -------------           -------------

    Total nonoperating income, net           $   1,028,247           $     939,930
                                             -------------           -------------

    Income before income taxes               $  35,552,363           $  27,152,519

Income taxes                                    13,510,000              10,590,000
                                             -------------           -------------

    Net income                               $  22,042,363           $  16,562,519
                                             =============           =============

Weighted average number
   of shares outstanding                        44,440,454              43,950,238
                                             =============           =============

Net income per share                         $        0.50           $        0.38
                                             =============           =============

Dividends paid per share                     $        .047           $       0.036
                                             =============           =============

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)

                                                               1996                    1995
                                                          -------------           -------------
Cash Flows From Operating Activities:
   Net income                                             $  22,042,363           $  16,562,519
   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation and amortization                            5,812,085               5,129,711
     Amortization and accrual of overhaul
       expenses                                               2,829,822               2,647,291
     Deferred income tax provision                              795,407               3,190,786
   Other, net                                                  (535,557)                  1,895
   Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable               7,206,362               5,811,250
     Decrease (increase) in inventory of
       expendable parts                                        (933,138)             (1,026,549)
     Decrease (increase) in other current assets               (611,207)              2,143,326
     Increase (decrease) in accounts payable                 (2,204,911)              2,395,340
     Increase (decrease) in other current
       liabilities                                           13,050,176               9,186,333
                                                          -------------           -------------
     Net cash provided by operating activities            $  47,451,402           $  46,041,902
                                                          -------------           -------------

Cash Flows From Investing Activities:
   Additions to property and equipment                    $ (24,064,475)          $  (6,873,477)
   Interest bearing deposits                                (30,000,000)                     --
   Purchases and maturities of marketable
     securities                                                 231,958                 228,819
   Proceeds from sale of available-for-sale
     marketable securities                                    1,690,000               6,658,940
Deferred costs                                                  400,883                (223,603)
   Other, net                                                (1,145,163)                219,152
                                                          -------------           -------------
 Net cash (used in) provided by
        investing activities                              $ (52,886,797)          $       9,831
                                                          -------------           -------------

Cash Flows From Financing Activities:
   Issuance of common stock                               $      29,811           $     547,251
   Repurchase of common stock                                        --                (383,063)
   Payments of cash dividends and
     repurchase of fractional shares                         (2,089,309)             (1,562,688)
   Repayments of long-term obligations                       (2,204,315)             (2,751,314)

     Net cash (used in) financing activities              $  (4,263,813)          $  (4,149,814)
                                                          -------------           -------------

Net increase (decrease) in cash and
   cash equivalents                                       $  (9,699,208)          $  41,901,919
                                                          -------------           -------------

Cash and cash equivalents at
   beginning of period                                    $ 111,601,283           $  46,628,897
                                                          -------------           -------------

Cash and cash equivalents at end of period                $ 101,902,075           $  88,530,816
                                                          =============           =============

Cash paid during the period for interest                  $   1,140,215           $   1,367,016
                                                          =============           =============

Cash paid during the period for income taxes              $   1,932,731           $   1,964,713
                                                          =============           =============

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

NOTE 3: During the first quarter of Fiscal 1997, the Company adopted the Financial Accounting Standards Board issued Statement No. 121 (SFAS No.
         121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of in the future. The effect of this adoption was not material.

NOTE 4: In October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation", which indicates companies may recognize expense for stock-based awards based on their fair value on the date of grant or, at a minimum, will require pro forma disclosures in the Company's fiscal 1997 financial statements. The Company has chosen not to adopt the expense recognition provisions of SFAS No. 123.

NOTE 5: The Company elected to permit its agreement for the acquisition of Spirit Airlines, Inc. to expire on June 30, 1996 in accordance with its terms.

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         COMAIR, Inc. (COMAIR) is the principal subsidiary of Comair Holdings, Inc. (with its subsidiaries, the Company), accounting for 96% of the first quarter operating revenues and expenses. Although the following discussion and analysis entails various aspects of the Company's financial performance, many of the factors that affect year to year comparisons relate solely to COMAIR.

         Inflation and changing prices have not had a material effect on COMAIR's operations because revenues and expenses generally reflect current price levels. COMAIR's market area, strong financial position and strong cost control efforts have helped lessen the effect on the Company of price competition and resulting low fares when compared to many others in the airline industry. However, changes in the pricing strategies of other airlines and increased competition of low fare carriers could impact COMAIR's ability to recoup future cost increases through higher fares.

         COMAIR operates as a "Delta Connection" carrier under a ten-year marketing agreement with Delta Air Lines, Inc. dated and effective in October of 1989. The agreement may be terminated by either party on not less than one hundred eighty (180) days' advance written notice. Delta owns approximately 21% of the Company's outstanding common stock, leases reservation equipment and terminal facilities to COMAIR, and provides certain services to COMAIR including reservations and passenger and aircraft handling services. The Company has historically benefitted from its relationship with Delta. However, the Company's results of operations and financial condition may be adversely impacted by Delta's decisions regarding routes and other operational matters, as well as, any material interruption or modifications in this arrangement.

         For the first quarter of fiscal 1997, the Company reported operating revenues of $139.0 million, up 20% from the $115.4 million reported in the first quarter of fiscal 1996. Operating income, net income and net income per share for the first quarter of fiscal 1997 all increased significantly when compared with the results reported in the first quarter of fiscal 1996. Operating income for the quarter rose 32% to $34.5 million from $26.2 million. Net income increased 33% to $22.0 million from $16.6 million, while earnings per share increased 32% from $.38 per share to $.50 per share. The increase in earnings is largely the result of higher passenger enplanements.

         In the first quarter of fiscal 1997, revenue passenger miles (RPMs) increased 30% when compared with last year's first quarter. Capacity, available seat miles (ASMs), grew 18.5% with the acquisition of twelve 50-passenger Canadair Jet aircraft since the first quarter of fiscal 1996. Since June 1995, four 33-passenger Saabs and four 19-passenger Metros have been returned to lessors.

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

                          CAPACITY AND TRAFFIC ANALYSIS

                                                QUARTER ENDED
                                            06/30/96        06/30/95

         Passengers                     1,202,041            973,510
         ASMs (000s)                      672,541            567,490
         RPMs (000s)                      392,293            301,699
         Load factor                         58.3%              53.2%
         Breakeven load factor               43.8%              40.9%
         Yield (cents)                       33.8               36.8
         Cost per ASM (cents)                14.9               15.2

     The following table shows the expense categories for COMAIR for the first quarter of the last two fiscal years.

                             EXPENSE CATEGORIES

                             QTR Ended     Cents      QTR Ended     Cents
                             06/30/96     per ASM     06/30/95     per ASM
                             --------     -------     --------     -------

Salaries and Related Costs $24,019,322      3.6     $21,274,323      3.8
Aircraft Fuel               12,210,955      1.8       8,372,200      1.5
Maintenance Materials
   and Repairs               9,524,739      1.4      10,094,432      1.8
Aircraft Rent               16,388,010      2.4      13,865,796      2.5
Other Rent and Landing
   Fees                      4,635,753      0.7       4,204,120      0.7
Passenger Commissions       11,302,510      1.7      10,834,010      1.9
Other Operating Expenses    17,142,179      2.5      12,836,195      2.2
Depreciation and
   Amortization              5,139,477      0.8       4,668,883      0.8
                           -----------     ----     -----------     ----
                          $100,362,945     14.9       $86,149,959     15.2
                           ===========     ====       ===========     ====

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

     Salaries and related costs have risen from the first quarter of fiscal 1996 as a result of the additional personnel to support the new Canadair Jet service. Expenses related to incentive compensation plans were also higher due to the increased pretax earnings. However, increased capacity generated by the additional jet equipment has caused these costs on a unit basis to decrease.

         Aircraft fuel price per gallon for the first quarter of fiscal 1997 was approximately ten cents higher than in the first quarter of last year. The higher price per gallon was due to higher supply prices accompanied by the 4.3 cents per gallon transportation tax on fuel used in domestic commercial transportation which was imposed by the Omnibus Budget Reconciliation Act of 1993. This tax became effective October 1, 1995. Total aircraft fuel costs also increased due to the addition of the new Canadair Jets.

     Maintenance material and repair costs decreased on a total and unit cost basis. The decrease in cost per ASM is related to lower maintenance costs associated with the turboprop aircraft. In last year's first quarter, Comair experienced an increased number of engine overhauls and unscheduled engine repairs, primarily in the Brasilia fleet.

     Aircraft rent expense increased from the addition of twelve Canadair Jets since the first quarter of fiscal 1996, but was slightly lower on a unit cost basis.

         Other rent and landing fees increased on a total basis as a result of the addition of the larger Canadair jets, but due to the additional capacity generated by the jet equipment, remained the same on a unit cost basis.

     Travel agency and credit card commissions have increased as a result of higher passenger revenues resulting from higher passenger load factors than last year=s first quarter. However, unit cost was lower due to the commission cap that was instituted by many of the airlines in the fourth quarter of fiscal 1995 which more than offset the costs associated with the higher unit revenues.

         Other operating expenses increased on a total and unit cost basis due to the growth in traffic and the costs associated with the Canadair Jet service.

         Depreciation and amortization increased on a total basis but remained the same on a unit basis due to the additional capacity generated by the twelve jet aircraft acquired through operating leases since the first quarter of 1996.

     Investment income in the first quarter of fiscal 1997 was lower than last year's first quarter. In fiscal 1996, the Company recognized a higher gain on the sale of certain marketable securities than in fiscal 1997. This gain, however, was offset, in part, by income from higher cash and cash equivalent balances this year.

         The Company's effective tax rate, which includes federal, state and local taxes, approximated the statutory rate in the first quarter of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

     In the first three months of fiscal 1997, the Company generated cash from operating activities of $47.5 million. During the first quarter, the Company invested $30.0 million in a short-term interest bearing deposit with an aircraft manufacturer. The Company repaid long-term obligations of $2.2 million and paid cash dividends of $2.1 million. Total working capital increased to $95.4 million from $92.5 million at March 31, 1996, while the current ratio decreased from
1.88 to 1.83. The Company's long-term debt to equity position was 23% debt, 77% equity at June 30, 1996, as compared to 25% debt, 75% equity at March 31, 1996.

         In fiscal 1995, the Board of Directors authorized the Company to repurchase up to 9.3 million shares of common stock from time to time as market conditions dictate. As of June 30, 1996, the Company has purchased 4.5 million shares of this authorization at a cost of $37.2 million.

         On July 23, 1996, the Board of Directors declared a $.047 per share cash dividend for shareholders of record on August 5, 1996, payable August 14, 1996.

         COMAIR acquired five new generation, 50-passenger Canadair Jet aircraft through June 1996 using interim financing provided by the manufacturer bringing the total Canadair Jet fleet to 35. For 20 of these aircraft, the manufacturer agreed to arrange the lease financing, including the right to return the aircraft after seven years with no cost to COMAIR other than normal and customary return provisions related to the condition of the aircraft. Five aircraft were financed with debt, the other 5 aircraft were financed through operating leases with terms up to 16.5 years.

         As of June 30, 1996, COMAIR had scheduled delivery positions for 15 Canadair Jets to be delivered by June 1997. The aggregate cost of these aircraft, including support equipment and estimated escalation, will be approximately $255 million. COMAIR also has options for 25 additional jet aircraft, valued at approximately $450 million, including support equipment and estimated escalation, which could be available for delivery in fiscal 1998 through fiscal 2000.

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

         COMAIR expects to finance the aircraft described above through a combination of working capital and lease, equity and debt financing, utilizing manufacturers' assistance and government guarantees to the extent possible. COMAIR believes that financing will be available at acceptable rates. If COMAIR is unable to obtain acceptable financing terms, it could be required to modify its expansion plans.

         The Company elected to permit its agreement for the acquisition of Spirit Airlines, Inc. to expire on June 30, 1996 in accordance with its terms.

         In fiscal 1997, additional capital for repayment of long-term obligations, planned dividend payments and other capital expenditures are expected to be provided by operations.

         The Company has a $5 million bank line of credit at prime. The line of credit has not been used since 1985.

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COMAIR HOLDINGS, INC.

August 1, 1996                            BY:
                                          -----------------------------
                                          Randy D. Rademacher
                                          Senior Vice President Finance
                                          Chief Financial Officer