Form 10-Q
period 1996-12-31
COMAIR HOLDINGS INC
filed 1997-02-13
CIK 835344

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

           ( X )  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 1996

                                    OR

           (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                 to
                                          ----------------  -------------

Commission file number 0-18653

                           COMAIR HOLDINGS, INC.
                           ---------------------

Incorporated under the laws of Kentucky           31-1243613
                                            (I.R.S. Employer ID No.)

                              P.O. Box 75021
                          Cincinnati, Ohio  45275
                              (606)  767-2550

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X           No
                              --------         --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                   Outstanding at February 7, 1997
              -----                   -------------------------------
  Common stock, no par value                  44,526,815

                           COMAIR HOLDINGS, INC.

                                   INDEX

                                                                         PAGE NOS.
PART I.   Financial Information -

 Consolidated Balance Sheets - December 31, 1996
   and March 31, 1996 .................................................... 3 - 4

 Consolidated Statements of Income -
   Three months ended December 31, 1996 and 1995 ...........................   5

 Consolidated Statements of Income -
   Nine months ended December 31, 1996 and 1995 ............................   6

 Consolidated Statements of Cash Flows -
   Nine months ended December 31, 1996 and 1995 ............................   7

 Notes to Consolidated Financial Statements ................................   8

 Management's Discussion and Analysis of Financial
   Condition and Results of Operations ...................................9 - 13

SIGNATURE ..................................................................  14

                    COMAIR HOLDINGS, INC. AND SUBSIDIARIES
                    --------------------------------------

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------

            AS OF DECEMBER 31, 1996 AND MARCH 31, 1996 (UNAUDITED)
            ------------------------------------------------------

ASSETS                                      DECEMBER 31, 1996     MARCH 31, 1996
------                                      -----------------     --------------
Current assets:
   Cash and cash equivalents                    $ 99,964,342        $111,601,283
   Marketable securities
      available-for-sale                          55,154,758          39,860,347
 Interest bearing deposits                        30,000,000                  --
                                                ------------        ------------
                                                $185,119,100        $151,461,630

   Accounts receivable                             7,408,529          15,642,878
   Inventory of expendable parts                  17,374,763          13,864,258
   Future tax benefits                             9,311,360           8,756,848
   Prepaid expenses                                4,543,828           7,183,499
                                                ------------        ------------
         Total current assets                   $223,757,580        $196,909,113
                                                ------------        ------------
Property and equipment, at cost:
   Flight equipment                             $383,478,486        $264,254,099
   Maintenance, operations and
      office facilities                           10,215,480           9,120,198
   Other property and equipment                   39,546,876          37,778,133
                                                ------------        ------------
                                                $433,240,842        $311,152,430
   Less accumulated depreciation and
      amortization                               110,040,848          97,769,467
   Less reserve for engine overhauls and
      purchase incentives                         10,358,568           6,734,885
                                                ------------        ------------
                                                $312,841,426        $206,648,078

Construction in progress                             600,374             692,033
Advance payments and deposits
   for aircraft                                   20,069,066          20,027,679
                                                ------------        ------------
         Net property and equipment             $333,510,866        $227,367,790
                                                ------------        ------------
Other assets and deferred costs                 $  5,935,147        $  4,753,251
                                                ------------        ------------
    Total assets                                $563,203,593        $429,030,154
                                                ============        ============


               COMAIR HOLDINGS, INC. AND SUBSIDIARIES
               --------------------------------------

                     CONSOLIDATED BALANCE SHEETS
                     ---------------------------

         AS OF DECEMBER 31, 1996 AND MARCH 31, 1996 (UNAUDITED)
         ------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY            DECEMBER 31,1996     MARCH 31,1996
------------------------------------            ----------------     -------------
Current liabilities:
   Current installments of long-term
      obligations                                 $ 12,940,169        $   9,167,087
   Accounts payable                                 42,787,997           39,608,872
   Interline payable and deferred revenue            5,375,472            5,970,855
   Accrued lease expense                            28,752,952           20,298,748
   Accrued wages                                     5,371,105            5,567,900
   Accrued expenses                                 13,508,598           11,304,479
   Accrued taxes                                     7,956,471           12,554,584
                                                  ------------        -------------
         Total current liabilities                $116,692,764        $ 104,472,525

Long-term obligations                             $130,097,095        $  70,745,129
                                                  ------------        -------------
Deferred income taxes                             $ 46,865,060        $  35,947,060
                                                  ------------        -------------

Other liabilities and deferred credits            $  6,513,599        $   4,736,236
                                                  ------------        -------------

Shareholders' equity:
   Common stock, no par value,
      100,000,000 shares authorized,
      44,526,815 and 44,438,204 issued
      and outstanding, respectively               $ 51,582,716        $  51,094,753
   Preferred stock, no par value,
      1,000,000 shares authorized, none
      issued or outstanding                                 --                   --
   Net unrealized gain (loss) on marketable
      securities available-for-sale                    187,774              (82,419)
   Retained earnings                               211,264,585          162,116,870
                                                  ------------        -------------
         Total shareholders' equity               $263,035,075        $ 213,129,204
                                                  ------------        -------------

 Total liabilities and shareholders' equity       $563,203,593        $ 429,030,154
                                                  ============        =============

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES
                     --------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

        FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995 (UNAUDITED)
        -----------------------------------------------------------------

                                               1996                 1995
                                           -------------         -------------
OPERATING REVENUES:
  Passenger                                $ 131,402,135         $ 107,722,359
  Cargo and other                              1,098,378               988,596
  Non-airline operations                       5,771,839             3,982,570
                                           -------------         -------------
    Total operating revenues               $ 138,272,352         $ 112,693,525
                                           -------------         -------------
OPERATING EXPENSES:
  Salaries and related costs               $  24,565,779         $  21,122,254
  Aircraft fuel                               15,560,054            10,048,767
  Maintenance materials and repairs           10,715,724            10,475,459
  Aircraft rent                               18,875,681            14,470,743
  Other rent and landing fees                  4,092,731             3,540,569
  Passenger commissions                       11,066,969             9,276,849
  Other operating expenses                    19,570,618            14,336,905
  Depreciation and amortization                6,335,852             5,272,036
  Non-airline direct costs                     3,396,649             2,998,305
                                           -------------         -------------
    Total operating expenses               $ 114,180,057         $  91,541,887
                                           -------------         -------------
    Operating income                       $  24,092,295         $  21,151,638
                                           -------------         -------------
NONOPERATING INCOME (EXPENSE):
  Investment income                        $   2,242,815         $   1,517,020
  Interest expense                            (1,392,566)           (1,153,882)
                                           -------------         -------------
    Total nonoperating income, net         $     850,249         $     363,138
                                           -------------         -------------
    Income before income taxes             $  24,942,544         $  21,514,776

Income taxes                                   9,478,000             8,392,000
                                           -------------         -------------
    Net income                             $  15,464,544         $  13,122,776
                                           =============         =============
Weighted average number
   of shares outstanding                      44,471,316            44,420,816
                                           =============         =============
Net income per share                       $        0.35         $        0.29
                                           =============         =============
Dividends paid per share                   $       0.060         $       0.047
                                           =============         =============

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES
                     --------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

        FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995 (UNAUDITED)
        ----------------------------------------------------------------

                                                   1996               1995
                                               -------------      -------------
OPERATING REVENUES:
  Passenger                                    $ 394,998,529      $ 325,407,553
  Cargo and other                                  3,584,542          3,382,281
  Non-airline operations                          16,238,633         10,559,558
                                               -------------      -------------
    Total operating revenues                   $ 414,821,704      $ 339,349,392
                                               -------------      -------------
OPERATING EXPENSES:
  Salaries and related costs                   $  72,892,128      $  63,869,310
  Aircraft fuel                                   40,789,235         27,600,515
  Maintenance materials and repairs               30,876,939         30,323,004
  Aircraft rent                                   53,055,345         42,174,063
  Other rent and landing fees                     13,561,190         11,958,865
  Passenger commissions                           33,504,577         28,653,613
  Other operating expenses                        54,363,228         40,745,429
  Depreciation and amortization                   18,213,644         15,506,598
  Non-airline direct costs                        10,101,301          8,156,713
                                               -------------      -------------
    Total operating expenses                   $ 327,357,587      $ 268,988,110
                                               -------------      -------------
    Operating income                           $  87,464,117      $  70,361,282
                                               -------------      -------------
NONOPERATING INCOME (EXPENSE):
  Investment income                            $   6,241,873      $   5,146,792
  Interest expense                                (3,428,664)        (3,743,632)
                                               -------------      -------------
    Total nonoperating income, net             $   2,813,209      $   1,403,160
                                               -------------      -------------
    Income before income taxes                 $  90,277,326      $  71,764,442

Income taxes                                      34,283,000         27,991,000
                                               -------------      -------------
    Net income                                 $  55,994,326      $  43,773,442
                                               =============      =============
Weighted average number
   of shares outstanding                          44,452,953         44,217,104
                                               =============      =============
Net income per share                           $        1.26      $         .99
                                               =============      =============
Dividends paid per share                       $       0.154      $       0.119
                                               =============      =============

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES
                     --------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
        FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995 (UNAUDITED)
        ----------------------------------------------------------------

                                                      1996             1995
                                                  -------------    -------------
Cash Flows From Operating Activities:
   Net income                                     $  55,994,326    $  43,773,442
   Adjustments to reconcile net income to
     net cash provided by operating activities:
   Depreciation and amortization                     18,213,644       15,506,598
   Amortization and accrual of overhaul
     expenses                                         8,423,754        9,662,660
   Deferred income tax provision                     10,363,488        6,441,632
   Other, net                                        (1,097,402)        (329,515)
   Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable         8,234,350        5,103,787
   Decrease (increase) in inventory of
     expendable parts                                (3,510,505)      (1,172,148)
   Decrease (increase) in other current assets        2,639,671        3,156,008
   Increase (decrease) in accounts payable            3,179,125        6,822,153
   Increase (decrease) in other current
     liabilities                                      5,268,032       12,402,443
                                                  -------------    -------------
     Net cash provided by operating activities    $ 107,708,483    $ 101,367,060
                                                  -------------    -------------
Cash Flows From Investing Activities:
   Additions to property and equipment            $(131,000,218)   $ (27,189,048)
   Interest bearing deposits                        (30,000,000)            --
   Purchases and maturities of marketable
     securities                                     (18,202,749)        (965,536)
   Proceeds from sale of available-for-sale
     marketable securities                            3,178,531        6,658,940
   Other, net                                           (87,387)         279,885
                                                  -------------    -------------
     Net cash (used in) investing activities      $(176,111,823)   $ (21,215,759)
                                                  -------------    -------------
Cash Flows From Financing Activities:
   Issuance of common stock                       $     487,963    $   1,756,144
   Repurchase of common stock                              --           (383,063)
   Payments of cash dividends and
     repurchase of fractional shares                 (6,846,612)      (5,225,588)
   Proceeds from long-term obligations               69,912,500             --
   Repayments of long-term obligations               (6,787,452)      (8,485,918)
                                                  -------------    -------------
     Net cash provided by(used in)
       financing activities                       $  56,766,399    $ (12,338,425)
                                                  -------------    -------------
Net increase (decrease) in cash and
   cash equivalents                               $ (11,636,941)   $  67,812,876
                                                  -------------    -------------
Cash and cash equivalents at
   beginning of period                            $ 111,601,283    $  46,628,897
                                                  -------------    -------------
Cash and cash equivalents at end of period        $  99,964,342    $ 114,441,773
                                                  =============    =============
Cash paid during the period for interest          $   3,534,311    $   4,419,002
                                                  =============    =============
Cash paid during the period for income taxes      $  30,236,241    $  19,640,901
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

RESULTS OF OPERATIONS
---------------------

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

     COMAIR operates as a "Delta Connection" carrier under a ten-year marketing agreement with Delta Air Lines, Inc. dated and effective in October of 1989. The agreement may be terminated by either party on not less than one hundred eighty
(180) days' advance written notice. Delta owns approximately 21% of the Company's outstanding common stock, leases reservation equipment and terminal facilities to COMAIR, and provides certain services to COMAIR including reservations and passenger and aircraft handling services. Comair and Delta, from time to time, modify various provisions of the agreement. The relationship with Delta has historically been beneficial to the Company and Delta. However, the Company's results of operations and financial condition could be adversely impacted by Delta's decisions regarding routes and other operational matters, as well as, any material interruption or modifications in this arrangement.

     For the third quarter of fiscal 1997, the Company reported operating revenues of $138.3 million, up 23% from the $112.7 million reported in the third quarter of fiscal 1996. Operating income, net income and net income per share for the third quarter of fiscal 1997 all increased when compared with the results reported in the third quarter of fiscal 1996. Operating income for the quarter rose 14% to $24.1 million from $21.2 million. Net income increased 18% to $15.5 million from $13.1 million, while earnings per share increased 21% to $.35 per share from $.29 per share. The increase in earnings is largely the result of higher passenger enplanements.

     In the third quarter of fiscal 1997, revenue passenger miles (RPMs) increased 21% when compared with last year's third quarter. Capacity, available seat miles (ASMs), grew 19% with the acquisition of seventeen 50-passenger Canadair Jet aircraft since the third quarter of fiscal 1996. Since December 1995, nine 33-passenger Saabs and three 19-passenger Metros have been retired from service. As of December 1996, Comair has completely transitioned out of the 19-passenger Metro aircraft.

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

                      CAPACITY AND TRAFFIC ANALYSIS

                               QUARTER ENDED              NINE MONTHS ENDED
                          12/31/96        12/31/95      12/31/96       12/31/95
                          --------        --------      --------       --------
Passengers                1,163,257      1,040,739      3,560,151      3,012,045
ASMs (000s)                 699,865        589,985      2,057,890      1,746,664
RPMs (000s)                 388,475        322,255      1,173,891        940,430
Load factor                    55.5%          54.6%          57.0%          53.8%
Breakeven load factor          46.2%          44.1%          45.1%          42.4%
Yield (cents)                  33.8           33.4           33.6           34.6
Cost per ASM (cents)           15.7           14.9           15.3           14.8

     The following tables show the expense categories for COMAIR for the third quarter and the first nine months of the last two fiscal years.

                             EXPENSE CATEGORIES

                                  QTR Ended    Cents    QTR Ended   Cents
                                   12/31/96   per ASM   12/31/95   per ASM
                                   --------   -------   --------   -------
Salaries and Related Costs       $ 24,565,779    3.5   $21,122,254    3.6
Aircraft Fuel                      15,560,054    2.2    10,048,767    1.7
Maintenance Materials
   and Repairs                     10,715,524    1.5    10,475,459    1.8
Aircraft Rent                      18,875,681    2.7    14,470,743    2.4
Other Rent and Landing
   Fees                             4,092,731    0.6     3,540,569    0.6
Passenger Commissions              11,066,969    1.6     9,276,849    1.6
Other Operating Expenses           19,510,617    2.8    14,292,975    2.4
Depreciation and
   Amortization                     5,441,336    0.8     4,773,610    0.8
                                 ------------   ----   -----------   ----
                                 $109,828,691   15.7   $88,001,226   14.9
                                 ============   ====   ===========   ====

                               9 Mo. Ended     Cents    9 Mo. Ended     Cents
                                 12/31/96     per ASM    12/31/95      per ASM
                                 --------     -------    --------      -------
Salaries and Related Costs    $ 72,892,129      3.5    $ 63,869,310      3.7
Aircraft Fuel                   40,789,235      2.0      27,600,516      1.6
Maintenance Materials
   and Repairs                  30,876,740      1.5      30,323,005      1.7
Aircraft Rent                   53,055,344      2.6      42,174,063      2.4
Other Rent and Landing
   Fees                         13,561,190      0.7      11,958,865      0.7
Passenger Commissions           33,504,577      1.6      28,653,612      1.6
Other Operating Expenses        54,168,494      2.6      40,573,541      2.3
Depreciation and
   Amortization                 15,727,785      0.8      14,056,802      0.8
                              ------------     ----    ------------     ----
                              $314,575,494     15.3    $259,209,714     14.8
                              ============     ====    ============     ====


COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

     Salaries and related costs have risen from the third quarter of fiscal 1996 as a result of the additional personnel to support the new Canadair Jet service.

     Aircraft fuel price per gallon for the third quarter of fiscal 1997 was approximately eighteen cents or 26% higher than in the third quarter of last year. Total aircraft fuel costs also increased due to the addition of the new Canadair Jets.

     While maintenance material and repair costs increased slightly in total, they have decreased on a unit cost basis. The decrease in cost per ASM is related to lower maintenance costs associated with the new jet aircraft. In addition, since the third quarter of fiscal 1996, twelve older turboprop aircraft have been retired from service.

     Aircraft rent expense increased on a total and unit cost basis. Since the third quarter of fiscal 1996, Comair has accepted delivery of seventeen Canadair Jets, twelve of which were financed with operating leases. The higher cost per ASM is associated with phasing out our Saab aircraft on an accelerated schedule. In order to prepare these aircraft for their return to lessors, flight schedules were reduced, lowering utilization.

     Other rent and landing fees increased on a total basis as a result of the addition of the larger Canadair Jets. Due to the additional capacity generated by the jet equipment, these costs remained the same on a unit cost basis.

     Travel agency and credit card commissions have increased as a result of higher passenger load factors than last year's third quarter.

     Other operating expenses increased on a total and unit cost basis. The increase was due mainly to costs associated with the increased Canadair Jet service, additional training costs related to our accelerated fleet transition and higher operating costs of our service in the Northeast.

     Depreciation and amortization increased on a total basis due to the purchase of five Canadair jets in the third quarter of fiscal 1997. Unit cost remained the same as a result of the additional capacity generated by the twelve jet aircraft acquired through operating leases since the third quarter of 1996.

     Investment income in the third quarter of fiscal 1997 was higher than last year's third quarter due to higher cash equivalent, marketable securities and interest-bearing deposits balances.

     The Company's effective tax rate, which includes federal, state and local taxes, approximated the statutory rate in the third quarter of fiscal 1997.

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     In the first nine months of fiscal 1997, the Company generated cash from operating activities of $107.7 million. During the first quarter, the Company invested $30.0 million in a short-term interest bearing deposit with an aircraft manufacturer. The Company repaid long-term obligations of $6.8 million and paid cash dividends of $6.8 million. Total working capital increased to $107.1 million from $92.5 million at March 31, 1996, while the current ratio increased to 1.92 from 1.88. The Company's long-term debt to equity position was 33% debt, 67% equity at December 31, 1996, as compared to 25% debt, 75% equity at March 31, 1996. Comair financed five Canadair jets with debt during the third quarter of fiscal 1997.

     In fiscal 1995, the Board of Directors authorized the Company to repurchase up to 9.3 million shares of common stock from time to time as market conditions dictate. As of December 31, 1996, the Company has purchased 4.5 million shares of this authorization at a cost of $37.2 million.

     COMAIR has acquired fifteen new generation, 50-passenger Canadair Jet aircraft during the first nine months of fiscal 1997 bringing the total Canadair Jet fleet to 45. For 20 of these aircraft, the manufacturer agreed to arrange the lease financing, including the right to return the aircraft after seven years with no cost to COMAIR other than normal and customary return provisions related to the condition of the aircraft. Ten aircraft were financed with debt, while the other 15 aircraft were financed through operating leases with terms of up to 16.5 years.

     As of December 31, 1996, COMAIR had scheduled delivery positions for 5 Canadair Jets to be delivered by June 1997. The aggregate cost of these aircraft, including support equipment and estimated escalation, will be approximately $85 million. COMAIR also has options for 25 additional jet aircraft, valued at approximately $450 million, including support equipment and estimated escalation, which could be available for delivery in fiscal 1998 through fiscal 2000.

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

     On January 9, 1997, Flight 3272 crashed near Detroit, Michigan. There were no survivors among the 29 passengers and crew members aboard the turboprop aircraft. The Company is cooperating fully with the National Transportation Safety Board and all other federal, state and local regulatory and investigatory agencies in connection with the crash. Several lawsuits have been filed against the Company seeking damages attributable to the deaths of those on Flight 3272, and additional lawsuits are expected. The Company maintains substantial insurance coverage for such claims and, at this time, believes that the claims, expenses and litigation related to this accident will not have a material adverse effect on the Company's financial condition, cash flows or results of operations.

                  COMAIR HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURE
---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COMAIR HOLDINGS, INC.

February 12, 1997                         BY: /s/ Randy D. Rademacher
                                          ---------------------------------
                                          Randy D. Rademacher
                                          Senior Vice President Finance
                                          Chief Financial Officer