Form 10-K405
period 1997-03-31
COMAIR HOLDINGS INC
filed 1997-06-26
CIK 835344

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                    For the Fiscal Year Ended March 31, 1997

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

         P.O. Box 75021,Cincinnati/Northern Kentucky International Airport,
                         Cincinnati, Ohio  45275
                         Phone:  (606) 767-2550

       Securities Registered Pursuant to Section 12(b) of the Act:

                                   None

       Securities Registered Pursuant to Section 12(g) of the Act:

                        Common Stock, No Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock held by non-affiliates is $832,584,701 based on a closing price of $24.50 on May 21, 1997. As of May 21, 1997, 44,532,815 shares of no par value Common Stock were issued and outstanding.

                       Documents Incorporated by Reference

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended March 31, 1997 furnished to the Commission pursuant to Rule 14a-3(c) and portions of the Registrant's Proxy Statement to be filed with the Commission for its 1997 Annual Meeting of Shareholders are incorporated by reference in Parts I, II and III as specified.

                              COMAIR HOLDINGS, INC.
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

Part I                                                                Page
                                                                      ----
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

                                     PART I

                                     ITEM 1.

                                    BUSINESS

         "Footnotes 1 and 7" on page 25 and 32 of the Registrant's Annual Report to Shareholders for 1997 are incorporated herein by reference. The Company considers the air transportation of passengers and cargo in scheduled airline service by its major subsidiary, COMAIR, Inc. (COMAIR) to be its predominant industry segment.

         COMAIR operates as a "Delta Connection" carrier under a ten-year marketing agreement with Delta Air Lines, Inc. effective in October 1989. The agreement may be terminated by either party on not less than 180 days' advance written notice. COMAIR believes that the relationship between the two companies is satisfactory. However, any material interruptions or modifications in this arrangement may have an adverse effect upon COMAIR.

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

         Approximately 45% of COMAIR's business in fiscal 1997 was provided through "interlining" arrangements with Delta under the "Delta Connection" program. Under "interlining" arrangements, COMAIR generally provides the short-haul portions of a longer multi-carrier trip.

         COMAIR participates in the Delta frequent flyer program. Mileage earned under this program may be redeemed for free flights on COMAIR. Any costs associated with passengers who redeem travel awards on COMAIR are minimal and are accounted for at the time of travel.

         On June 13, 1997, COMAIR signed a code-share agreement with AirTran Airways which will be operated under the name AirTran Florida Connection.

         COMAIR competes with other airlines and various forms of ground transportation, and believes that the principal competitive factors affecting decisions by travelers as to whether to fly COMAIR are customer service, scheduling and flight connections, reliability, type of equipment and price.

Employees
---------

         As of May 1, 1997, the Company had 2,861 full-time and 366 part-time employees consisting of 1,751 persons in aircraft operations, 1,092 in customer service activities, 223 in its fixed base, charter and pilot training operations and the remainder in office and sales capacities. A collective bargaining agreement between COMAIR and the Air Lines Pilots Association became effective June 1, 1994, and becomes amendable in June 1998. A collective bargaining agreement between COMAIR and the International Association of Machinists and Aerospace Workers, representing COMAIR's maintenance employees, became effective June 1, 1995, and becomes amendable in June 1999. In fiscal 1997, The National Mediation Board conducted an election among COMAIR's flight attendants on behalf of the United Brotherhood of Teamsters. The results of the election and certification of the Teamsters union as representative of the flight attendants is currently in litigation.

Government Regulation
---------------------

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

         Currently, there are a number of new regulations proposed by the FAA relating to operating specifications and aircraft certification. These regulations have not been published in their final format and it is expected that modifications will be made. Based on the proposed new regulations, the Company does not believe the impact will be material to its financial position, future operating results, or cash flows from these new regulations.

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

                                     ITEM 2.

                                   PROPERTIES
                                   ----------

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 13 of the Registrant's Annual Report to Shareholders for 1997 is incorporated herein by reference. Certain additional information regarding the Properties of the Company is described below:

         At March 31, 1997, COMAIR's fleet consisted of 48 jet aircraft and 46 turboprop aircraft. The following table summarizes the fleet:

                                                     No. of           Seating
                           Type of Aircraft         Aircraft          Capacity
                           ----------------         --------          --------
                           Canadair Jet                48                50
                           Embraer Brasilia            39                30
                           Saab SF340                   7                33

         The Company occupies maintenance, operations and office facilities in Cincinnati and Orlando, as well as terminal space at the airports it serves.

         A wholly-owned subsidiary of Comair Holdings, Inc. operates a fixed based operation at the Cincinnati/Northern Kentucky International Airport which provides a full range of refueling, maintenance and avionics services for commercial, private and corporate aircraft. This subsidiary also owns and operates six aircraft in charter service.

         Another wholly-owned subsidiary of Comair Holdings, Inc. operates a flight training center located near Orlando, Florida. This subsidiary operates 58 light, single and twin engine training aircraft.

Insurance
---------

         The Company maintains insurance against property damage to its facilities and aircraft which it considers adequate. The Company also maintains liability insurance coverage which it believes is adequate.

                                     ITEM 3.

                                LEGAL PROCEEDINGS
                                -----------------

         On January 9, 1997, Flight 3272 crashed near Detroit, Michigan. There were no survivors among the 29 passengers and crew members aboard the turboprop aircraft. The Company is cooperating fully with the National Transportation Safety Board (NTSB) and all other federal, state and local regulatory and investigatory agencies in connection with the crash. In May 1997, the NTSB released the factual data obtained to date related to Flight 3272. The findings to date are inconclusive. Several lawsuits have been filed against the Company seeking damages attributable to the deaths of those on Flight 3272, and additional lawsuits are expected. The Company maintains substantial insurance coverage for such claims and, at this time, believes that the claims, expenses and litigation related to this accident will not have a material adverse effect on the Company's financial condition, cash flows or results of operations.

         There are no other material legal proceedings pending involving the Company, any of its subsidiaries or their property, except proceedings arising in the ordinary course of business. The Company believes that all such legal proceedings are adequately insured.

                                     ITEM 4.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                                     PART II

                                     ITEM 5.

                         MARKET FOR REGISTRANT'S COMMON
                     EQUITY AND RELATED SHAREHOLDER MATTERS
                     --------------------------------------

         "Consolidated Ten Year Summary" on page 10, "Selected Quarterly Financial Data" on page 12 and "Stock Transfer Agent & Registrar", "Stock Information", and "Market Makers" on page 36 of Registrant's Annual Report to Shareholders for 1997 are incorporated herein by reference. The Company currently pays quarterly cash dividends (currently $0.06 per share per quarter), which it has paid continuously for each quarter since the third quarter of fiscal 1988.

                                     ITEM 6.

                             SELECTED FINANCIAL DATA
                             -----------------------

         "Consolidated Ten Year Summary" on page 10 of the Registrant's Annual Report to Shareholders for 1997 is incorporated herein by reference.

                                     ITEM 7.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 13 of the Registrant's Annual Report to Shareholders for 1997 is incorporated herein by reference.

                                     ITEM 8.

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   -------------------------------------------

         The following Financial Statements of the Registrant beginning on page 20 of its Annual Report to Shareholders for 1997, are incorporated herein by reference:

                  Consolidated Balance Sheets as of March 31, 1997 and 1996.

                  Consolidated Statements of Income for the years ended March 31, 1997, 1996 and 1995.

                  Consolidated Statements of Shareholders' Equity for the years ended March 31, 1997, 1996 and 1995.

                  Consolidated Statements of Cash Flows for the years ended March 31, 1997, 1996 and 1995.

                  Notes to Consolidated Financial Statements.

                  Report of Independent Public Accountants.

         The following schedules are filed herewith:

                  Report of Independent Public Accountants.

                  Schedule II - Valuation and Qualifying Accounts and Reserves for the three years ended March 31, 1997, 1996 and 1995.

         All other supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or Notes thereto.

Unaudited Supplementary Data
----------------------------

         "Selected Quarterly Financial Data" on page 12 of the Registrant's Annual Report to Shareholders for 1997 is incorporated herein by reference.

                                     ITEM 9.

                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE
                     --------------------------------------

                                      None

                                    PART III

         Items 10., 11., 12., and 13. of Part III are incorporated by reference to the Registrant's Proxy Statement for its 1997 Annual Shareholders Meeting as filed with the Commission pursuant to Regulation 14A.

                                     PART IV

         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

         (a) 1 and 2 - All financial statements and schedules required to be filed by Item 8 of this Form and included in this report have been listed previously beginning on page 7. No additional financial statements or schedules are being filed since the requirements of paragraph (d) under Item 14 are not applicable to the Company.

         (b)   3 - Exhibits.

      Exhibit
      Number               Description of Exhibit                                  Filing Status
      ------               ----------------------                                  -------------
          3.1              Articles of Incorporation of                               a
                           Comair Holdings, Inc.

          3.2              By-Laws of Comair Holdings, Inc.                           a

          3.3              Articles of Amendment to Articles of
                           Incorporation of Comair Holdings, Inc.                     e

         10.1              1989 Delta Connection Agreement                            c

         10.2              1991 Canadair Purchase Agreement                           d

                           Management Contracts and Compensation Plans
                           -------------------------------------------

         10.3              1981 Stock Option Plan                                     b

         10.4              Comair Savings and Investment Plan                         e

         10.5              1990 Stock Option Plan                                     c

         10.6              1992 Directors' Stock Option Plan                          d

         10.7              Deferred Incentive Compensation Plan                       f

         10.8              Employment Agreement with Mr. David R.                     f
                           Mueller

         10.9              Employment Agreement with Mr. David A.                     f
                           Siebenburgen

         10.10             Performance Based Incentive Bonus Plan                     f

         10.11             Consulting Agreement with Mr. Raymond A.                   f
                           Mueller

         11                Statement re Computation of                          Filed herewith
                           Net Income Per Share

         13                Annual Report to Shareholders                        Filed herewith
                           for 1997

         21                Subsidiaries of the Registrant                       Filed herewith

         23                Consent of Arthur Andersen LLP                       Filed herewith

         27                Financial Data Schedule                              Filed herewith

         99                Safe Harbor - Risk Factors                           Filed herewith

       Exhibit
       Number              Description of Exhibit
       ------              ----------------------

         a Incorporated by reference to Registration Statement No. 33-22696 filed under the Securities Act of 1933.

         b Incorporated by reference to Registration Statement No. 2-87728 filed under the Securities Act of 1933.

         c Filed as an exhibit to Form 10-K for the fiscal year ended March 31, 1990.

         d Filed as an exhibit to Form 10-K for the fiscal year ended March 31, 1992.

         e Filed as an exhibit to Form 10-K for the fiscal year ended March 31, 1994.

         f Filed as an exhibit to Form 10-K for the fiscal year ended March 31, 1996.

Note: No Exhibits are attached to this copy of Form 10-K, as permitted by Rule 14a-3(b) (10) of the Securities Exchange Act of 1934. Shareholders may obtain copies of exhibits by writing to:

                              Investor Relations Department
                              Comair Holdings, Inc.
                              P.O. Box 75317
                              Cincinnati, OH  45275

Shareholders requesting copies will be required to pay a charge of $.25 per page to cover the cost of copying such exhibits.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  COMAIR HOLDINGS, INC.

DATE SIGNED:   June 26, 1997                      /s/ DAVID R. MUELLER
                                                 ------------------------------
                                                 BY:  David R. Mueller,
                                                      Chairman of the Board
                                                      Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                       Capacity                                   Date
         ---------                       --------                                   ----
/s/ DAVID R. MUELLER
--------------------------          Chairman of the Board,                      June 26, 1997
David R. Mueller                    Chief Executive Officer
                                    and Director
/s/ DAVID A. SIEBENBURGEN
--------------------------
David A. Siebenburgen               President,                                  June 26, 1997
                                    Chief Operating Officer
                                    and Director
/S/ RANDY D. RADEMACHER
--------------------------
Randy D. Rademacher                 Sr. Vice President Finance                  June 26, 1997
                                    Chief Financial Officer
                                    (Chief Accounting Officer)


/S/ RAYMOND A. MUELLER              Director                                    June 26, 1997
--------------------------
Raymond A. Mueller


/S/ ROBERT H. CASTELLINI            Director                                    June 26, 1997
--------------------------
Robert H. Castellini


/S/ JOHN A. HAAS                    Director                                    June 26, 1997
--------------------------
John A. Haas


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Comair Holdings, Inc.:

         We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the Comair Holdings, Inc. and subsidiaries 1997 annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated May 16, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental schedule listed under Item 8 beginning on page 7 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                             ARTHUR ANDERSEN LLP

Cincinnati, Ohio
May 16, 1997.

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

             For the Three Years Ended March 31, 1997, 1996 and 1995

                                                                Additions
                                    Balance at                  Charged to              Deductions        Balance at
                                    Beginning                   Costs and                  From             End of
         Classification             of Period                   Expenses                 Reserves           Period
         --------------             ---------                   --------                 --------           ------
Allowances and reserves
deducted from assets--

Year Ended March 31, 1997
-------------------------

         Inventory Reserve          $2,795,000                $  465,000                $    -            $3,260,000

Year Ended March 31, 1996
-------------------------

         Inventory Reserve          $1,665,000                $1,130,000                $    -            $2,795,000

Year Ended March 31, 1995
-------------------------

         Inventory Reserve          $1,064,000                $  601,000                $    -            $1,665,000