Form 10-Q
period 1997-06-30
COMAIR HOLDINGS INC
filed 1997-08-14
CIK 835344

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

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

                                Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                    Outstanding at August 7, 1997
          -----                                    -----------------------------
Common stock, no par value                                  44,541,524

                              COMAIR HOLDINGS, INC.

                                      INDEX

                                                                       PAGE NOS.

PART I. Financial Information -

     Consolidated Balance Sheets - June 30, 1997
          and March 31, 1997 .......................................       3-4

     Consolidated Statements of Income -
          Three months ended June 30, 1997 and 1996 ................         5

     Consolidated Statements of Cash Flows -
          Three months ended June 30, 1997 and 1996 ................         6

     Notes to Consolidated Financial Statements ....................       7-8

     Management's Discussion and Analysis of Financial
          Condition and Results of Operations ......................      9-13

SIGNATURE ..........................................................        14

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES
                     --------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
               AS OF JUNE 30, 1997 AND MARCH 31, 1997 (UNAUDITED)
               --------------------------------------------------

ASSETS                                             JUNE 30, 1997   MARCH 31, 1997
------                                             -------------   --------------
Current assets:
     Cash and cash equivalents                      $105,453,031    $122,604,792
     Marketable securities
          available-for-sale                          47,084,424      54,111,024
     Interest bearing deposits                        30,000,000            --
                                                    ------------    ------------
                                                    $182,537,455    $176,715,816

     Accounts receivable                               3,968,268      20,289,523
     Inventory of expendable parts                    19,243,960      18,229,847
     Future tax benefits                              11,656,267      11,056,864
     Prepaid expenses                                  9,959,377      14,458,955
                                                    ------------    ------------
          Total current assets                      $227,365,327    $240,751,005
                                                    ------------    ------------
Property and equipment, at cost:
     Flight equipment                               $427,996,231    $394,323,083
     Maintenance, operations and
          office facilities                           10,292,723      10,292,723
     Other property and equipment                     43,872,554      42,490,273
                                                    ------------    ------------
                                                    $482,161,508    $447,106,079
     Less accumulated depreciation and
          amortization                               105,252,068     116,100,656
     Less reserve for engine overhauls and
          purchase incentives                         14,881,567      12,633,839
                                                    ------------    ------------
                                                    $362,027,873    $318,371,584

Construction in progress                                  55,986          14,580
Advance payments and deposits
     for aircraft                                     21,097,825      21,086,563
                                                    ------------    ------------
          Net property and equipment                $383,181,684    $339,472,727
                                                    ------------    ------------
Other assets and deferred costs                     $ 10,183,345    $  8,362,213
                                                    ------------    ------------
     Total assets                                   $620,730,356    $588,585,945
                                                    ============    ============

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES
                     --------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
               AS OF JUNE 30, 1997 AND MARCH 31, 1997 (UNAUDITED)
               --------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY               JUNE 30,1997    MARCH 31,1997
------------------------------------               ------------    -------------
Current liabilities:
     Current installments of
          long-term obligations                    $ 13,048,339    $ 12,909,768
     Accounts payable                                47,248,389      47,933,952
     Interline payable and deferred revenue           5,361,315       5,579,663
     Accrued lease expense                           22,182,810      22,015,215
     Accrued wages                                    5,434,750       6,427,279
     Accrued expenses                                13,460,199      13,785,587
     Accrued taxes                                   25,698,948      12,412,131
                                                   ------------    ------------
          Total current liabilities                $132,434,750    $121,063,595

Long-term obligations                              $123,528,791    $127,747,861
                                                   ------------    ------------
Deferred income taxes                              $ 55,533,105    $ 52,389,105
                                                   ------------    ------------
Other liabilities and deferred credits             $  7,189,440    $  7,086,055
                                                   ------------    ------------
Shareholders' equity:
     Common stock, no par value,
          100,000,000 shares authorized,
          44,500,011 and 44,532,815 issued
          and outstanding, respectively            $ 51,349,368    $ 52,302,390
     Preferred stock, no par value,
          1,000,000 shares authorized, none
          issued or outstanding                            --              --
     Net unrealized gain(loss) on marketable
          securities available-for-sale                 138,144         (25,543)
     Retained earnings                              250,556,758     228,022,482
                                                   ------------    ------------
          Total shareholders' equity               $302,044,270    $280,299,329
                                                   ------------    ------------

Total liabilities and shareholders' equity         $620,730,356    $588,585,945
                                                   ============    ============

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES
                     --------------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
          FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)
          -------------------------------------------------------------

                                                     1997              1996
                                                -------------     -------------
OPERATING REVENUES:
     Passenger                                  $ 152,084,199     $ 132,525,117
     Cargo and other                                1,111,331         1,385,721
     Non-airline operations                         5,846,212         5,114,321
                                                -------------     -------------
          Total operating revenues              $ 159,041,742     $ 139,025,159
                                                -------------     -------------

OPERATING EXPENSES:
     Salaries and related costs                 $  26,746,103     $  24,019,322
     Aircraft fuel                                 13,705,454        12,210,955
     Maintenance materials and repairs             11,572,116         9,524,739
     Aircraft rent                                 18,107,620        16,388,010
     Other rent and landing fees                    5,564,061         4,635,753
     Passenger commissions                         12,210,359        11,302,510
     Other operating expenses                      19,952,345        17,193,930
     Depreciation and amortization                  7,214,273         5,812,084
     Non-airline direct costs                       3,861,535         3,413,740
                                                -------------     -------------
          Total operating expenses              $ 118,933,866     $ 104,501,043
                                                -------------     -------------
          Operating income                      $  40,107,876     $  34,524,116
                                                -------------     -------------
NONOPERATING INCOME (EXPENSE):
     Investment income                          $   2,317,407     $   2,052,762
     Interest expense                              (1,793,273)       (1,024,515)
                                                -------------     -------------
          Total nonoperating income, net        $     524,134     $   1,028,247
                                                -------------     -------------
          Income before income taxes            $  40,632,010     $  35,552,363
Income taxes                                       15,425,000        13,510,000
                                                -------------     -------------
     Net income                                 $  25,207,010     $  22,042,363
                                                =============     =============
Weighted average number
     of shares outstanding                         44,532,226        44,440,454
                                                =============     =============
Net income per share                            $        0.57     $        0.50
                                                =============     =============
Dividends paid per share                        $       0.060     $       0.047
                                                =============     =============

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES
                     --------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
          FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)
          -------------------------------------------------------------

                                                            1997             1996
                                                       -------------    -------------
Cash Flows From Operating Activities:
     Net income                                        $ 25,207,010    $ 22,042,363
     Adjustments to reconcile net income to
          net cash provided by operating activities:
     Depreciation and amortization                        7,214,272       5,812,085
     Amortization and accrual of overhaul
          expenses                                        3,414,958       2,829,822
     Deferred income tax provision                        2,544,597         795,407
     Other, net                                            (317,589)       (535,557)
     Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable          16,321,255       7,206,362
     Decrease (increase) in inventory of
          expendable parts                               (1,014,113)       (933,138)
     Decrease (increase) in other current assets          4,499,578        (611,207)
     Increase (decrease) in accounts payable               (685,563)     (2,204,911)
     Increase (decrease) in other current
          liabilities                                    11,918,147      13,050,176
                                                       ------------    ------------
          Net cash provided by operating activities    $ 69,102,552    $ 47,451,402
                                                       ------------    ------------

Cash Flows From Investing Activities:
     Additions to property and equipment               $(53,820,502)   $(24,064,475)
     Interest bearing deposits                          (30,000,000)    (30,000,000)
     Purchases and maturities of marketable
          securities, net                                 6,469,804         231,958
     Proceeds from sale of available-for-sale
          marketable securities                             720,483       1,690,000
     Deferred costs                                         130,845         400,883
     Other, net                                          (2,048,688)     (1,145,163)
                                                       ------------    ------------
          Net cash used in investing activities        $(78,548,058)   $(52,886,797)
                                                       ------------    ------------
Cash Flows From Financing Activities:
     Issuance of common stock                          $     33,228    $     29,811
     Repurchase of common stock                            (986,250)           --
     Payments of cash dividends and
          repurchase of fractional shares                (2,672,734)     (2,089,309)
     Repayments of long-term obligations                 (4,080,499)     (2,204,315)
                                                       ------------    ------------
          Net cash used in financing activities        $ (7,706,255)   $ (4,263,813)
                                                       ------------    ------------
Net decrease in cash and cash equivalents              $(17,151,761)   $ (9,699,208)
                                                       ------------    ------------
Cash and cash equivalents at
     beginning of period                               $122,604,792    $111,601,283
                                                       ------------    ------------
Cash and cash equivalents at end of period             $105,453,031    $101,902,075
                                                       ============    ============
Cash paid during the period for interest               $  3,130,230    $  1,140,215
                                                       ============    ============
Cash paid during the period for income taxes           $    427,443    $  1,932,731
                                                       ============    ============

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

NOTE 3: In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS No. 128), "Earnings Per Share", which replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of both the numerator and denominator of the basic earnings per share computation for the same components in the diluted earnings per share computation. The Company is required to adopt SFAS No. 128 in the third quarter of fiscal 1998. The Company anticipates the impact of the adoption to be immaterial.

NOTE 4: In July 1997, the Financial Accounting Standards Board issued Statement No. 130 (SFAS No. 130), "Reporting Comprehensive Income", which requires that comprehensive income and the associated income tax expense or benefit be reported in a financial statement with the same prominence as other financial statements with an aggregate amount of comprehensive income reported in that same financial statement. SFAS No. 130 permits a statement of financial position, a statement of changes in shareholders' equity, or notes to the financial statements to be used to meet this requirement. "Other Comprehensive Income"

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

        refers to revenues, expenses, gains and losses that under GAAP are included in comprehensive income but bypass net income. The Company will adopt SFAS No. 130 in the first quarter of fiscal 1999. The Company anticipates the impact of this adoption to be immaterial.

NOTE 5: In July 1997, the Financial Accounting Standards Board issued Statement No. 131 (SFAS No. 131), "Disclosures About Segments of an Enterprise and Related Information" which requires disclosures for each segment in which the chief operating decision maker organizes these segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any manner in which management disaggregates a company. The Company will adopt SFAS No. 131 in the first quarter of fiscal 1999. The Company anticipates the impact of this adoption to be immaterial.

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

     COMAIR operates as a "Delta Connection" carrier under a ten-year marketing agreement with Delta Air Lines, Inc. dated and effective in October of 1989. The agreement may be terminated by either party on not less than one hundred eighty
(180) days' advance written notice. Delta owns approximately 21% of the Company's outstanding common stock, leases reservation equipment and terminal facilities to COMAIR, and provides certain services to COMAIR including reservations and passenger and aircraft handling services. Approximately 45% of COMAIR'S passengers in the first quarter of fiscal 1998 connected to Delta. The Company has historically benefited from its relationship with Delta. However, the Company's results of operations and financial condition could be adversely impacted by Delta's decisions regarding routes and other operational matters, as well as, any material interruption or modifications in this arrangement.

     In June 1997, COMAIR signed a code sharing agreement with Air Tran Airways. Passengers will be able to connect through Orlando to 22 cities served by Air Tran Airways and nine cities served by COMAIR throughout Florida and Nassau, Bahamas.

     For the first quarter of fiscal 1998, the Company reported record operating revenues, operating income, net income and passenger enplanements. Operating revenues for the quarter increased to $159.0 million, up 14% from the $139.0 million reported in the first quarter of fiscal 1997.

     Operating income, net income and net income per share for the first quarter of fiscal 1998 all increased when compared with the results reported in the first quarter of fiscal 1997. Operating income for the quarter rose 16% to $40.1 million from $34.5 million. Net income increased 14% to $25.2 million from $22.0 million, while earnings per share increased 14% to $.57 per share from $.50 per share.

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

     The increase in earnings is largely the result of record quarterly passenger enplanements. In the first quarter of fiscal 1998, revenue passenger miles (RPMs) increased 17% when compared with last year's first quarter. The higher passenger enplanements were offset somewhat by lower yields resulting from continuous sale fare programs that have been in place since February 1997.

     Capacity, available seat miles (ASMs), grew 11% with the acquisition of eighteen 50-passenger Canadair Jet aircraft since the first quarter of fiscal 1997. Currently, 77% of COMAIR'S capacity is generated by the jet aircraft. Since June 1996, thirteen 33-passenger Saabs and three 19-passenger Metros have been retired from service. COMAIR has now completely transitioned out of the 19-passenger Metro and 33-passenger Saab aircraft.

                          CAPACITY AND TRAFFIC ANALYSIS

                                              QUARTER ENDED
                                          6/30/97        6/30/96
                                         ---------      ---------
               Passengers                1,367,119      1,202,041
               ASMs (000s)                 746,657        672,541
               RPMs (000s)                 458,995        392,293
               Load factor                    61.5%          58.3%
               Breakeven load factor          46.6%          43.8%
               Yield (cents)                  33.1           33.8
               Cost per ASM (cents)           15.3           14.9

     The following table shows the expense categories for COMAIR for the first quarter of the last two fiscal years.

                               EXPENSE CATEGORIES

                                     QTR Ended     Cents      QTR Ended     Cents
                                      6/30/97     per ASM      6/30/96     per ASM
                                   ------------   -------   ------------   -------
Salaries and
     Related Costs                 $ 26,746,103     3.6     $ 24,019,322     3.6
Aircraft Fuel                        13,705,454     1.8       12,210,955     1.8
Maintenance Materials
     and Repairs                     11,572,116     1.6        9,524,739     1.4
Aircraft Rent                        18,107,620     2.4       16,388,010     2.4
Other Rent and
     Landing Fees                     5,564,061     0.7        4,635,753     0.7
Passenger Commissions                12,210,359     1.6       11,302,510     1.7
Other Operating Expenses             19,916,923     2.7       17,142,179     2.5
Depreciation and
     Amortization                     6,431,062     0.9        5,139,477     0.8
                                   ------------    ----     ------------    ----
                                   $114,253,698    15.3     $100,362,945    14.9
                                   ============    ====     ============    ====

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

     Salaries and related costs have risen in total from the first quarter of fiscal 1997 as a result of the additional personnel to support the new Canadair Jet service and higher passenger enplanements. However, increased capacity generated by the additional jet equipment has caused these costs to remain the same on a unit cost basis.

     Aircraft fuel price per gallon for the first quarter of fiscal 1998 was slightly lower than in the first quarter of last year. Total aircraft fuel costs increased as the result of a 17% increase in fuel consumption as COMAIR has added Canadair Jet aircraft. Cost per ASM remained the same as the lower price offset the impact of the increased fuel consumption.

     Maintenance material and repair costs increased on a total and unit cost basis. The increase is attributed to higher maintenance costs from warranty periods expiring on certain jet aircraft, an increase in the volume of scheduled inspections being performed on the Canadair Jets and maintenance reserve costs associated with the transition out of the turboprop aircraft on an accelerated schedule.

     Aircraft rent expense increased in total as a result of COMAIR accepting delivery of additional Canadair Jets, ten of which were financed with operating leases since the first quarter of fiscal 1997.

     Other rent and landing fees increased on a total basis as a result of the addition of the larger Canadair Jets. Due to the additional capacity generated by the jet equipment, these costs remained the same on a unit cost basis.

     Although unit revenues (revenue per ASM) were higher than first quarter of fiscal 1997, travel agency and credit card commissions have decreased on a unit cost basis as a result of lower weighted average commission rates. Commissions as a percentage of passenger revenues were 8.0% this quarter compared to 8.5% last year.

     Other operating expenses increased on a total and unit cost basis. The increase was due mainly to higher station costs associated with the increased Canadair Jet service and additional training costs related to our accelerated fleet transition.

     Depreciation and amortization increased on a total basis due to the purchase of eight Canadair jets since the third quarter of fiscal 1997. Unit cost increased as a result of the placement of new jet equipment on shorter turboprop stage lengths, which in return, lowers utilization.

     Investment income in the first quarter of fiscal 1998 was higher than last year's first quarter due to higher average cash balances available for investment coupled with higher interest rates on our investments.

     The Company's effective tax rate, which includes federal, state and local taxes, approximated the statutory rate in the first quarter of fiscal 1998.

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     In the first three months of fiscal 1998, the Company generated cash from operating activities of $69.1 million. During the first quarter, the Company invested $30.0 million in a short-term interest bearing deposit with an aircraft manufacturer. During the same period, the Company had acquisitions of $53.8 million, predominantly for Canadair Jets and related support equipment. These acquisitions were financed with working capital. The Company repaid long-term obligations of $4.1 million and paid cash dividends of $2.7 million. Total working capital decreased to $94.9 million from $119.7 million at March 31, 1997, while the current ratio decreased to 1.72 from 1.99. The Company's long-term debt to equity position was 29% debt, 71% equity at June 30, 1997, as compared to 31% debt, 69% equity at March 31, 1997.

     In fiscal 1995, the Board of Directors authorized the Company to repurchase up to 9.3 million shares of common stock from time to time as market conditions dictate. As of March 31, 1997, the Company had purchased 4.5 million shares of this authorization at a cost of $37.2 million. During the first quarter of fiscal 1998 an additional 40,000 shares were repurchased at a cost of approximately $986,000.

     COMAIR has acquired five new generation, 50-passenger Canadair Jet aircraft during the first three months of fiscal 1998 bringing the total Canadair Jet fleet to 53. For 20 of these aircraft, the manufacturer agreed to arrange the lease financing, including the right to return the aircraft after seven years with no cost to COMAIR other than normal and customary return provisions related to the condition of the aircraft. Ten aircraft were financed with debt, three were acquired with working capital, while the other 20 aircraft were financed through operating leases with terms of up to 16.5 years.

     As of June 30, 1997, COMAIR had scheduled delivery positions for 27 Canadair Jets to be delivered through fiscal 2000. Fifteen of these aircraft are firm orders, while twelve are subject to certain conditions. The aggregate cost of these aircraft, including support equipment and estimated escalation, will be approximately $486 million. COMAIR also has options for 45 additional jet aircraft, valued at approximately $875 million, including support equipment and estimated escalation, which could be available for delivery in fiscal 2000 through fiscal 2002. Some of the options can be converted to Canadair's 70-seat aircraft.

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

     There are no other material legal proceedings pending involving the Company, any of its subsidiaries or their property, except proceedings arising in the ordinary course of business. The Company believes that all such proceedings are adequately insured.

     In fiscal 1998, additional capital for repayment of long-term obligations, planned dividend payments and other capital expenditures are expected to be provided by operations.

     The Company has a $5 million bank line of credit at prime. The line of credit has not been used since 1985.

     Several of the statements contained in this report are "forward-looking statements" as that term is defined in federal securities laws. The actual results could vary materially from those described in those statements. Factors that could cause actual results to vary are described in detail in our reports to the Securities and Exchange Commission including Exhibit 99 to our form 10-K for the period ending March 31, 1997 and are also discussed in the second and third paragraphs under "Results of Operations."

                  COMAIR HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COMAIR HOLDINGS, INC.

August 14, 1997                         BY: /s/ Randy D. Rademacher
                                        ----------------------------------------
                                        Randy D. Rademacher
                                        Senior Vice President Finance
                                        Chief Financial Officer