Form 10-Q
period 1997-09-30
COMAIR HOLDINGS INC
filed 1997-11-14
CIK 835344

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                ( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

             (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

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

                                    Yes X   No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                          Outstanding at November 13, 1997
           -----                          --------------------------------
  Common stock, no par value                     67,098,874

                              COMAIR HOLDINGS, INC.

                                      INDEX

                                                                      PAGE NOS.
PART I. Financial Information -



 Consolidated Balance Sheets as of September 30, 1997
   and March 31, 1997 ..............................................    3-4

 Consolidated Statements of Income -
   Three months ended September 30, 1997 and 1996 ..................     5

 Consolidated Statements of Income -
   Six months ended September 30, 1997 and 1996 ....................     6

 Consolidated Statements of Cash Flows -
   Six months ended September 30, 1997 and 1996 ....................     7

 Notes to Consolidated Financial Statements ........................    8-9

 Management's Discussion and Analysis of Financial
   Condition and Results of Operations .............................    10-15


PART II. Other Information

  Item 4. Submission of Matters to a Vote of Security Holders ......    16


SIGNATURE ..........................................................    17

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

             AS OF SEPTEMBER 30, 1997 AND MARCH 31, 1997(UNAUDITED)


ASSETS                                           SEPTEMBER 30, 1997        MARCH 31, 1997
------                                           ------------------        --------------
Current assets:
   Cash and cash equivalents                        $147,676,385            $122,604,792
   Marketable securities
      available-for-sale                              54,161,196              54,111,024
   Interest bearing deposits                          30,000,000                      --
                                                    ------------            ------------
                                                    $231,837,581            $176,715,816

   Accounts receivable                                13,906,296              20,289,523
   Inventory of expendable parts                      17,866,707              18,229,847
   Future tax benefits                                12,575,794              11,056,864
   Prepaid expenses                                    9,475,335              14,458,955
                                                    ------------            ------------

         Total current assets                       $285,661,713            $240,751,005
                                                    ------------            ------------

Property and equipment, at cost:
   Flight equipment                                 $385,277,827            $394,323,083
   Maintenance, operations and
      office facilities                               10,292,723              10,292,723
   Other property and equipment                       44,473,062              42,490,273
                                                    ------------            ------------

                                                    $440,043,612            $447,106,079
   Less accumulated depreciation and
      amortization                                   105,745,042             116,100,656
   Less reserve for engine overhauls and
      purchase incentives                             15,067,040              12,633,839
                                                    ------------            ------------

                                                    $319,231,530            $318,371,584

Construction in progress                                 178,150                  14,580
Advance payments and deposits
   for aircraft                                       22,451,175              21,086,563
                                                    ------------            ------------

         Net property and equipment                 $341,860,855            $339,472,727

Other assets and deferred costs                     $ 10,595,567            $  8,362,213
                                                    ------------            ------------

    Total assets                                    $638,118,135            $588,585,945
                                                    ============            ============

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

             AS OF SEPTEMBER 30, 1997 AND MARCH 31, 1997 (UNAUDITED)


LIABILITIES AND SHAREHOLDERS' EQUITY                 SEPTEMBER 30,1997         MARCH 31,1997
------------------------------------                 -----------------         -------------
Current liabilities:
   Current installments of long-term
      obligations                                      $ 13,118,084            $  12,909,768
   Accounts payable                                      41,472,216               47,933,952
   Interline payable and deferred revenue                 5,265,642                5,579,663
   Accrued lease expense                                 23,191,714               22,015,215
   Accrued wages                                          6,878,302                6,427,279
   Accrued expenses                                      15,346,773               13,785,587
   Accrued taxes                                         19,973,595               12,412,131
                                                       ------------            -------------
         Total current liabilities                     $125,246,326            $ 121,063,595

Long-term obligations                                  $120,954,848            $ 127,747,861
                                                       ------------            -------------

Deferred income taxes                                  $ 59,150,105            $  52,389,105
                                                       ------------            -------------

Other liabilities and deferred credits                 $  8,025,738            $   7,086,055
                                                       ------------            -------------

Shareholders' equity:
   Common stock, no par value,
      100,000,000 shares authorized,
      66,877,212 and 44,532,815 issued
      and outstanding, respectively                    $ 52,025,580            $  52,302,390
   Preferred stock, no par value,
      1,000,000 shares authorized, none
      issued or outstanding                                      --                       --
   Net unrealized gain(loss) on marketable
      securities available-for-sale                         287,594                  (25,543)
   Retained earnings                                    272,427,944              228,022,482
                                                       ------------            -------------

         Total shareholders' equity                    $324,741,118            $ 280,299,329
                                                       ------------            -------------

 Total liabilities and shareholders' equity            $638,118,135            $ 588,585,945
                                                       ============            =============

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)

                                                   1997                      1996
                                               -------------             -------------
OPERATING REVENUES:
  Passenger                                    $ 155,871,181             $ 131,071,277
  Cargo and other                                  1,319,633                 1,100,444
  Non-airline operations                           5,679,657                 5,352,473
                                               -------------             -------------

    Total operating revenues                   $ 162,870,471             $ 137,524,194
                                               -------------             -------------

OPERATING EXPENSES:
  Salaries and related costs                   $  28,788,245             $  24,307,028
  Aircraft fuel                                   13,775,404                13,018,226
  Maintenance materials and repairs               13,569,982                10,636,477
  Aircraft rent                                   18,717,067                17,791,653
  Other rent and landing fees                      5,220,117                 4,832,706
  Passenger commissions                           12,276,812                11,135,098
  Other operating expenses                        19,840,487                17,598,679
  Depreciation and amortization                    7,557,841                 6,065,709
  Non-airline direct costs                         3,907,362                 3,290,912
                                               -------------             -------------

    Total operating expenses                   $ 123,653,317             $ 108,676,488
                                               -------------             -------------

    Operating income                           $  39,217,154             $  28,847,706
                                               -------------             -------------

NONOPERATING INCOME (EXPENSE):
  Investment income                            $   2,605,139             $   1,946,297
  Interest expense                                (2,229,019)               (1,011,583)
                                               -------------             -------------

    Total nonoperating income, net             $     376,120             $     934,714
                                               -------------             -------------

    Income before income taxes                 $  39,593,274             $  29,782,420

Income taxes                                      15,051,000                11,295,000
                                               -------------             -------------

    Net income                                 $  24,542,274             $  18,487,420
                                               =============             =============

Weighted average number
   of shares outstanding                          66,809,227                66,670,430
                                               =============             =============

Net income per share                           $        0.37             $        0.28
                                               =============             =============

Dividends paid per share                       $       0.040             $       0.031
                                               =============             =============

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

        FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)

                                                    1997                      1996
                                               -------------             -------------
OPERATING REVENUES:
  Passenger                                    $ 307,955,380             $ 263,596,394
  Cargo and other                                  2,430,964                 2,486,164
  Non-airline operations                          11,525,869                10,466,794
                                               -------------             -------------

    Total operating revenues                   $ 321,912,213             $ 276,549,352
                                               -------------             -------------

OPERATING EXPENSES:
  Salaries and related costs                   $  55,534,348             $  48,326,350
  Aircraft fuel                                   27,480,858                25,229,181
  Maintenance materials and repairs               25,142,098                20,161,215
  Aircraft rent                                   36,824,688                34,179,664
  Other rent and landing fees                     10,784,178                 9,468,459
  Passenger commissions                           24,487,171                22,437,608
  Other operating expenses                        39,792,832                34,792,607
  Depreciation and amortization                   14,772,114                11,877,792
  Non-airline direct costs                         7,768,896                 6,704,653
                                               -------------             -------------

    Total operating expenses                   $ 242,587,183             $ 213,177,529
                                               -------------             -------------

    Operating income                           $  79,325,030             $  63,371,823
                                               -------------             -------------

NONOPERATING INCOME (EXPENSE):
  Investment income                            $   4,922,546             $   3,999,058
  Interest expense                                (4,022,292)               (2,036,098)
                                               -------------             -------------

    Total nonoperating income, net             $     900,254             $   1,962,960
                                               -------------             -------------

    Income before income taxes                 $  80,225,284             $  65,334,783

Income taxes                                      30,476,000                24,805,000
                                               -------------             -------------

    Net income                                 $  49,749,284             $  40,529,783
                                               =============             =============

Weighted average number
   of shares outstanding                          66,803,520                66,665,582
                                               =============             =============

Net income per share                           $         .74             $         .61
                                               =============             =============

Dividends paid per share                       $       0.080             $       0.063
                                               =============             =============

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)

                                                                1997                      1996
                                                            -------------             -------------
Cash Flows From Operating Activities:
   Net income                                               $  49,749,284             $  40,529,783
   Adjustments to reconcile net income to
     net cash provided by operating activities:
   Depreciation and amortization                               14,772,114                11,877,792
   Amortization and accrual of overhaul expenses                6,958,086                 5,095,233
   Deferred income tax provision                                5,242,070                 5,294,768
   Other, net                                                    (691,758)                 (776,167)
   Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable                   6,383,227                 6,556,932
   Decrease (increase) in inventory of
     expendable parts                                             363,140                  (567,602)
   Decrease (increase) in other current assets                  4,983,620                   561,200
   Increase (decrease) in accounts payable                     (6,461,736)               (2,387,127)
   Increase (decrease) in other current
     liabilities                                               10,436,151                  (502,712)
                                                            -------------             -------------
     Net cash provided by operating activities              $  91,734,198             $  65,682,100
                                                            -------------             -------------

Cash Flows From Investing Activities:
   Additions to property and equipment                      $ (23,027,141)            $ (34,034,551)
   Interest bearing deposits                                  (30,000,000)              (30,000,000)
   Purchases and maturities of marketable
     securities,net                                              (457,518)              (11,526,605)
   Proceeds from sale of available-for-sale
     marketable securities                                        720,483                 1,690,000
   Other, net                                                  (1,693,100)                 (352,891)
                                                            -------------             -------------
     Net cash used in investing activities                  $ (54,457,276)            $ (74,224,047)
                                                            -------------             -------------

Cash Flows From Financing Activities:
   Issuance of common stock                                 $     709,440             $      51,040
   Repurchase of common stock                                    (986,250)                       --
   Payments of cash dividends and
     repurchase of fractional shares                           (5,343,822)               (4,178,896)
   Repayments of long-term obligations                         (6,584,697)               (4,547,308)
                                                            -------------             -------------
     Net cash used in financing activities                  $ (12,205,329)            $  (8,675,164)
                                                            -------------             -------------

Net increase(decrease)in cash and cash
   equivalents                                              $  25,071,593             $ (17,217,111)
                                                            -------------             -------------

Cash and cash equivalents at
   beginning of period                                      $ 122,604,792             $ 111,601,283
                                                            -------------             -------------

Cash and cash equivalents at end of period                  $ 147,676,385             $  94,384,172
                                                            =============             =============

Cash paid during the period for interest                    $   4,348,002             $   2,462,198
                                                            =============             =============

Cash paid during the period for income taxes                $  19,220,418             $  24,550,731
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

NOTE 4: In July 1997, the Financial Accounting Standards Board issued Statement No. 130 (SFAS No. 130), "Reporting Comprehensive Income", which requires that comprehensive income and the associated income tax expense or benefit be reported in a financial statement with the same prominence as other financial statements with an aggregate amount of comprehensive income reported in that same financial statement. SFAS No. 130 permits a statement of financial position, a statement of changes in shareholders' equity, or notes to the financial statements to be used to meet this requirement. "Other Comprehensive Income" refers to revenues, expenses, gains and losses that under GAAP are included in comprehensive income but bypass net income. The

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


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

NOTE 6: On October 23, 1997, the Board of Directors of Comair Holdings, Inc. approved a 3-for-2 split in the stock of Comair Holdings, Inc., pursuant to which shareholders of record will receive one share of newly issued stock for each two shares of stock currently held. The common stock split is payable on November 13, 1997 to shareholders of record at the close of business on November 3, 1997. The share and per share financial information contained in the accompanying financial statements does give effect to the stock split. The cash dividend of $.06 per share, declared by the Board of Directors of Comair Holdings, Inc. on October 14, 1997, for shareholders of record on November 3, 1997, payable on November 13, 1997, will be paid on a pre-split basis.


      The following table gives relevant share and per share data prior to giving effect to 3-for-2 stock split:

                                            3 Months Ended                            6 Months Ended
                                             September 30                              September 30
                                             ------------                              ------------
                                      1997                  1996                  1997                  1996
                                ---------------       ---------------       ---------------       ---------------
Weighted Average
         Number of Shares            44,539,879            44,446,953            44,536,073            44,443,721
                                ---------------       ---------------       ---------------       ---------------
Net Income Per Share            $           .55       $           .42       $          1.12       $           .91
                                ---------------       ---------------       ---------------       ---------------
Cash Dividends Per Share        $          .060       $          .047       $          .120       $          .094
                                ---------------       ---------------       ---------------       ---------------

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      COMAIR, Inc. (COMAIR) is the principal subsidiary of Comair Holdings, Inc. (with its subsidiaries, the Company), accounting for 96% of the second quarter operating revenues and expenses. Although the following discussion and analysis entails various aspects of the Company's financial performance, many of the factors that affect year to year comparisons relate solely to COMAIR.

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

      COMAIR operates as a "Delta Connection" carrier under a ten-year marketing agreement with Delta Air Lines, Inc. dated and effective in October of 1989. The agreement may be terminated by either party on not less than one hundred eighty
(180) days' advance written notice. Delta owns approximately 21% of the Company's outstanding common stock, leases reservation equipment and terminal facilities to COMAIR, and provides certain services to COMAIR including reservations and passenger and aircraft handling services. Approximately 45% of COMAIR'S passengers in the second quarter of fiscal 1998 connected to Delta. The Company has historically benefited from its relationship with Delta. However, the Company's results of operations and financial condition could be adversely impacted by Delta's decisions regarding routes and other operational matters, as well as, any material interruption or modifications in this arrangement.

      In June 1997, COMAIR signed a code sharing agreement with Air Tran Airways. Passengers are able to connect through Orlando to 22 cities served by Air Tran Airways and nine cities served by COMAIR throughout Florida and Nassau, Bahamas.

      For the second quarter of fiscal 1998, the Company reported record operating revenues and passenger enplanements. Operating revenues for the second quarter increased to $162.9 million, up 18% from the $137.5 million reported in the second quarter of fiscal 1997.

      Operating income, net income and net income per share for the second quarter of fiscal 1998 all increased when compared with the results reported in the second quarter of fiscal 1997. Operating income for the quarter rose 36% to $39.2 million from $28.8 million. Net income increased 33% to $24.5 million from $18.5 million, while earnings per share increased 32% to $.37 per share from $.28 per share.

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)


      The increase in earnings is largely the result of increased passenger enplanements, especially at our Cincinnati hub. We continue to gain momentum in attracting passengers to the COMAIR brand of service. The combination of Cincinnati's location in the middle of the population, the finest facilities, the increasing Delta presence and the passenger appeal of the Canadair Jets, have made Cincinnati one of the nation's preeminent connecting hubs. In the second quarter of fiscal 1998, revenue passenger miles (RPMs) increased 20% when compared with last year's second quarter. The second quarter load factor increased approximately five percentage points over last year.

      Capacity, available seat miles (ASMs), grew 10% as we continue to replace turboprop aircraft with new 50-passenger Canadair Jet aircraft. Currently, approximately 80% of COMAIR'S capacity is generated by the jet aircraft.

                          CAPACITY AND TRAFFIC ANALYSIS

                                            QUARTER ENDED                    SIX MONTHS ENDED
                                    09/30/97          09/30/96           09/30/97           09/30/96
                                    --------          --------           --------           --------
      Passengers                   1,397,144          1,194,853          2,764,263          2,396,894
      ASMs (000s)                    754,966            685,484          1,501,623          1,358,025
      RPMs (000s)                    471,169            393,123            930,164            785,416
      Load factor                       62.4%              57.3%              61.9%              57.8%
      Breakeven load factor             48.1%              45.3%              47.3%              44.6%
      Yield (cents)                     33.1               33.3               33.1               33.6
      Cost per ASM (cents)              15.7               15.2               15.5               15.1

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)


      The following tables shows the expense categories for COMAIR for the second quarter of the last two fiscal years.


                               EXPENSE CATEGORIES

                                          QTR Ended       Cents        QTR Ended        Cents
                                          09/30/97       per ASM        09/30/96       per ASM
                                          --------       -------        --------       -------
      Salaries and Related Costs       $ 28,816,294        3.8       $ 24,307,028        3.5
      Aircraft Fuel                      13,775,404        1.8         13,018,226        1.9
      Maintenance Materials
         and Repairs                     13,569,982        1.8         10,636,477        1.6
      Aircraft Rent                      18,717,067        2.5         17,791,653        2.6
      Other Rent and Landing
         Fees                             5,220,117        0.7          4,832,706        0.7
      Passenger Commissions              12,276,812        1.6         11,135,098        1.6
      Other Operating Expenses           19,782,364        2.6         17,515,698        2.6
      Depreciation and
         Amortization                     6,631,421        0.9          5,146,972        0.7
                                       ------------       ----       ------------       ----
                                       $118,789,461       15.7       $104,383,858       15.2
                                       ============       ====       ============       ====


                                        6 Mo. Ended       Cents       6 Mo. Ended       Cents
                                          09/30/97       per ASM        09/30/96       per ASM
                                          --------       -------        --------       -------
      Salaries and Related Costs       $ 55,562,397        3.7       $ 48,326,350        3.5
      Aircraft Fuel                      27,480,858        1.8         25,229,181        1.8
      Maintenance Materials
         and Repairs                     25,142,098        1.7         20,161,216        1.5
      Aircraft Rent                      36,824,687        2.5         34,179,663        2.5
      Other Rent and Landing
         Fees                            10,784,178        0.7          9,468,459        0.7
      Passenger Commissions              24,487,171        1.6         22,437,608        1.7
      Other Operating Expenses           39,662,858        2.6         34,657,877        2.6
      Depreciation and
         Amortization                    13,007,291        0.9         10,286,449        0.8
                                       ------------       ----       ------------       ----
                                       $232,951,538       15.5       $204,746,803       15.1
                                       ============       ====       ============       ====

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

      Salaries and related costs have risen in total and on a unit cost basis from the second quarter of last year. The increase is a result of the additional personnel hired to enhance operating effectiveness and the continuous growth in passenger enplanements and additional jet equipment acquired over the past year. Expenses relating to incentive compensation plans were also higher as a result of higher pretax earnings.

      Aircraft fuel price per gallon for the second quarter of fiscal 1998 was six cents lower than in the second quarter of last year. Total aircraft fuel costs increased as the result of a 15% increase in fuel consumption as COMAIR has added Canadair Jet aircraft. Cost per ASM was lower as the impact of the increased fuel consumption was more than offset by lower fuel prices.

      Maintenance material and repair costs increased on a total and unit cost basis. The increase is attributed to higher maintenance costs due to warranty periods expiring on certain jet aircraft, an increase in the volume of scheduled inspections being performed on the Canadair Jets and maintenance reserve costs associated with the transition out of the turboprop aircraft on an accelerated schedule.

      Aircraft rent expense increased in total as a result of COMAIR accepting delivery of additional Canadair Jets, seven of which were financed with operating leases since the second quarter of fiscal 1997.

      Other rent and landing fees increased on a total basis as a result of the addition of the larger Canadair Jets. Due to the additional capacity generated by the jet equipment, these costs remained the same on a unit cost basis.

      Although unit revenues (revenue per ASM) were higher than second quarter of fiscal 1997, travel agency and credit card commissions have remained the same on a unit cost basis as a result of lower weighted average commission rates. Commissions as a percentage of passenger revenues were 7.9% this quarter compared to 8.5% last year.

      Other operating expenses increased in total. The increase was due mainly to higher station costs associated with the increased Canadair Jet service and higher passenger related costs associated with the growth in passenger enplanements.

      Depreciation and amortization increased on a total basis due to the purchase of six Canadair Jets since the third quarter of fiscal 1997. Unit cost increased as a result of the placement of new jet equipment on shorter turboprop stage lengths, which in turn lowers utilization.

      Investment income in the second quarter of fiscal 1998 was higher than second quarter of fiscal 1997 due to higher average cash balances available for investment coupled with higher interest rates on our investments.

      The Company's effective tax rate, which includes federal, state and local taxes, approximated the statutory rate in the second quarter of fiscal 1998.

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)


LIQUIDITY AND CAPITAL RESOURCES

      In the first six months of fiscal 1998, the Company generated cash from operating activities of $91.7 million. During the first quarter, the Company invested $30.0 million in a short-term interest bearing deposit with an aircraft manufacturer. During the first six months, the Company had acquisitions of $23.0 million, predominantly for aircraft and related support equipment. These acquisitions were financed with working capital. The Company repaid long-term obligations of $6.6 million and paid cash dividends of $5.3 million. Total working capital increased to $160.4 million from $119.7 million at March 31, 1997, while the current ratio increased to 2.28 from 1.99. The Company's long-term debt to equity position was 27% debt, 73% equity at September 30, 1997, as compared to 31% debt, 69% equity at March 31, 1997.

      In fiscal 1995, the Board of Directors authorized the Company to repurchase up to 13.8 million shares of common stock from time to time as market conditions dictate. As of March 31, 1997, the Company had purchased 6.8 million shares of this authorization at a cost of $37.2 million. During the first six months of fiscal 1998 an additional 60,000 shares were repurchased at a cost of approximately $986,000.

      COMAIR has taken delivery of five new generation, 50-passenger Canadair Jet aircraft during the first six months of fiscal 1998 bringing the total Canadair Jet fleet to 53. For 20 of these aircraft, the manufacturer agreed to arrange the lease financing, including the right to return the aircraft after seven years with no cost to COMAIR other than normal and customary return provisions related to the condition of the aircraft. Ten aircraft were financed with debt, one was acquired with working capital, while the other 22 aircraft were financed through operating leases with terms of up to 16.5 years.

      As of September 30, 1997, COMAIR had scheduled delivery positions for 27 Canadair Jets to be delivered through fiscal 2000. Fifteen of these aircraft are firm orders, while twelve are subject to certain conditions. The aggregate cost of these aircraft, including support equipment and estimated escalation, will be approximately $486 million. COMAIR also has options for 45 additional jet aircraft, valued at approximately $875 million, including support equipment and estimated escalation, which could be available for delivery in fiscal 2000 through fiscal 2002. Some of the options can be converted to Canadair's 70-seat aircraft.

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

COMAIR HOLDINGS, INC. AND SUBSIDIARIES


                                     PART II

      Item 4. Submission of Matters to a Vote of Security Holders. At the Company's Annual Meeting of Shareholders held on August 12, 1997, the following actions were taken by shareholders:

      4.1. All persons nominated as Class A Directors were elected with the votes for each person being:

------------------------------------------------------------------------
                                                          Shares Against
        Name                        Shares For             or Withheld
------------------------------------------------------------------------
David R. Mueller                    39,782,132               341,931
------------------------------------------------------------------------
David A. Siebenburgen               39,812,851               311,212
------------------------------------------------------------------------
Raymond A. Mueller                  39,806,447               317,616
------------------------------------------------------------------------

      4.2 Amendments to the 1990 Stock Option Plan were approved by the following vote:

---------------------------------------------------------------------------
Shares For     Shares Against      Shares Abstained       Broker Non-Votes
---------------------------------------------------------------------------
39,091,895        519,657               512,511                  0
---------------------------------------------------------------------------

      4.3 The selection of Arthur Andersen LLP as independent public accountants for fiscal year 1998 was ratified by the following vote:

------------------------------------------------------------
Shares For          Shares Against          Shares Abstained
------------------------------------------------------------
40,014,895             49,109                    60,059
------------------------------------------------------------

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES


SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          COMAIR HOLDINGS, INC.


November 14, 1997                         BY: /s/ Randy D. Rademacher
                                             ------------------------
                                          Randy D. Rademacher
                                          Senior Vice President Finance
                                          Chief Financial Officer