Form 10-Q
period 1997-12-31
COMAIR HOLDINGS INC
filed 1998-02-17
CIK 835344

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                ( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from________ to________

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

                             Yes   X      No
                                 -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                          Outstanding at February 13, 1998
           -----                          --------------------------------
  Common stock, no par value                      66,790,118

                              COMAIR HOLDINGS, INC.

                                      INDEX

                                                                PAGE NOS.
PART I.   Financial Information -

 Consolidated Balance Sheets as of December 31, 1997
   and March 31, 1997 . . . . . . . . . . . . . . . . . . . . . . .3-4

 Consolidated Statements of Income -
   Three months ended December 31, 1997 and 1996   . . . . . . . . . 5

 Consolidated Statements of Income -
   Nine months ended December 31, 1997 and 1996  . . . . . . . . . . 6

 Consolidated Statements of Cash Flows -
   Nine months ended December 31, 1997 and 1996  . . . . . . . . . . 7

 Notes to Consolidated Financial Statements . . . . . . . . . . . 8-10

 Management's Discussion and Analysis of Financial
   Condition and Results of Operations  . . . . . . . . . . . . .11-17


PART II. Other Information -

 Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . 18

 Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .  18


SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

                          PART I. FINANCIAL INFORMATION

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES
                     --------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

              AS OF DECEMBER 31, 1997 AND MARCH 31, 1997(UNAUDITED)
              -----------------------------------------------------


ASSETS                                       DECEMBER 31, 1997   MARCH 31, 1997
------                                       -----------------   --------------

Current assets:
   Cash and cash equivalents                   $157,570,050       $122,604,792
   Marketable securities
      available-for-sale                         62,427,165         54,111,024
   Interest bearing deposits                     30,000,000               --
                                               ------------       ------------
                                               $249,997,215       $176,715,816

   Accounts receivable                            5,652,181         20,289,523
   Inventory of expendable parts                 19,874,582         18,229,847
   Future tax benefits                           12,225,719         11,056,864
   Prepaid expenses                               5,233,820         14,458,955
                                               ------------       ------------

         Total current assets                  $292,983,517       $240,751,005
                                               ------------       ------------

Property and equipment, at cost:
   Flight equipment                            $404,790,173       $394,323,083
   Maintenance, operations and
      office facilities                          10,292,723         10,292,723
   Other property and equipment                  45,872,103         42,490,273
                                               ------------       ------------

                                               $460,954,999       $447,106,079
   Less accumulated depreciation and
      amortization                              112,678,737        116,100,656
   Less reserve for engine overhauls and
      purchase incentives                        14,963,099         12,633,839
                                               ------------       ------------

                                               $333,313,163       $318,371,584

Construction in progress                            365,500             14,580
Advance payments and deposits
   for aircraft                                  25,140,936         21,086,563
                                               ------------       ------------

         Net property and equipment            $358,819,599       $339,472,727

Other assets and deferred costs                $ 10,178,634       $  8,362,213
                                               ------------       ------------

    Total assets                               $661,981,750       $588,585,945
                                               ============       ============

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES
                     --------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

             AS OF DECEMBER 31, 1997 AND MARCH 31, 1997 (UNAUDITED)
             ------------------------------------------------------



LIABILITIES AND SHAREHOLDERS' EQUITY            DECEMBER 31,1997     MARCH 31,1997
------------------------------------            ----------------     -------------

Current liabilities:
   Current installments of long-term
      obligations                                 $ 13,328,769       $ 12,909,768
   Accounts payable                                 44,884,270         47,933,952
   Interline payable and deferred revenue            5,644,389          5,579,663
   Accrued lease expense                            26,634,499         22,015,215
   Accrued wages                                     7,284,380          6,427,279
   Accrued expenses                                 14,709,338         13,785,587
   Accrued taxes                                    14,138,111         12,412,131
                                                  ------------       ------------
         Total current liabilities                $126,623,756       $121,063,595

Long-term obligations                             $116,316,138       $127,747,861
                                                  ------------       ------------

Deferred income taxes                             $ 62,111,105       $ 52,389,105
                                                  ------------       ------------

Other liabilities and deferred credits            $  8,934,808       $  7,086,055
                                                  ------------       ------------

Shareholders' equity:
   Common stock, no par value,
      100,000,000 shares authorized,
      67,114,518 and 44,532,815 issued
      and outstanding, respectively               $ 53,610,270       $ 52,302,390
   Preferred stock, no par value,
      1,000,000 shares authorized, none
      issued or outstanding                                 --                 --
   Net unrealized gain(loss) on marketable
      securities available-for-sale                    380,590            (25,543)
   Retained earnings                               294,005,083        228,022,482
                                                  ------------       ------------

         Total shareholders' equity               $347,995,943       $280,299,329
                                                  ------------       ------------

 Total liabilities and shareholders' equity       $661,981,750       $588,585,945
                                                  ============       ============

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES
                     --------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

        FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996 (UNAUDITED)
        -----------------------------------------------------------------

                                                      1997                1996
                                                  ------------        ------------
OPERATING REVENUES:
  Passenger                                       $156,134,284        $131,402,135
  Cargo and other                                    1,207,746           1,098,378
  Non-airline operations                             5,815,565           5,771,839
                                                  ------------        ------------
    Total operating revenues                      $163,157,595        $138,272,352
                                                  ------------        ------------

OPERATING EXPENSES:
  Salaries and related costs                      $ 29,247,502        $ 24,565,779
  Aircraft fuel                                     13,997,363          15,560,054
  Maintenance materials and repairs                 13,833,458          10,715,724
  Aircraft rent                                     18,852,642          18,875,681
  Other rent and landing fees                        5,160,380           4,092,731
  Passenger commissions                             12,988,318          11,066,969
  Other operating expenses                          20,212,238          19,570,618
  Depreciation and amortization                      7,374,812           6,335,852
  Non-airline direct costs                           3,568,399           3,396,649
                                                  ------------        ------------
    Total operating expenses                      $125,235,112        $114,180,057
                                                  ------------        ------------

    Operating income                              $ 37,922,483        $ 24,092,295
                                                  ------------        ------------

NONOPERATING INCOME (EXPENSE):
  Investment income                               $  3,106,304        $  2,242,815
  Interest expense                                  (1,865,391)         (1,392,566)
                                                  ------------        ------------
    Total nonoperating income, net                $  1,240,913        $    850,249
                                                  ------------        ------------

    Income before income taxes                    $ 39,163,396        $ 24,942,544

Income taxes                                        14,887,000           9,478,000
                                                  ------------        ------------

    Net income                                    $ 24,276,396        $ 15,464,544
                                                  ============        ============

Weighted average number
   of shares outstanding - Basic (NOTE 3)           67,058,025          66,706,975
                                                  ============        ============
Net income per share - Basic (NOTE 3)             $        .36        $        .23
                                                  ============        ============

Weighted average number
   of shares outstanding - Diluted (NOTE 3)         67,799,598          67,301,344
                                                  ============        ============
Net income per share - Diluted (NOTE 3)           $        .36        $        .23
                                                  ============        ============

Dividends paid per share                          $      0.040        $      0.040
                                                  ============        ============

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES
                     --------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

        FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996 (UNAUDITED)
        ----------------------------------------------------------------

                                                      1997                 1996
                                                  ------------         ------------
OPERATING REVENUES:
  Passenger                                       $464,089,664         $394,998,529
  Cargo and other                                    3,638,719            3,584,542
  Non-airline operations                            17,341,692           16,238,633
                                                  ------------         ------------
    Total operating revenues                      $485,070,075         $414,821,704
                                                  ------------         ------------

OPERATING EXPENSES:
  Salaries and related costs                      $ 84,781,850         $ 72,892,128
  Aircraft fuel                                     41,478,221           40,789,235
  Maintenance materials and repairs                 38,973,347           30,876,939
  Aircraft rent                                     55,677,329           53,055,345
  Other rent and landing fees                       15,944,558           13,561,190
  Passenger commissions                             37,475,489           33,504,577
  Other operating expenses                          60,007,573           54,363,228
  Depreciation and amortization                     22,146,925           18,213,644
  Non-airline direct costs                          11,337,271           10,101,301
                                                  ------------         ------------
    Total operating expenses                      $367,822,563         $327,357,587
                                                  ------------         ------------

    Operating income                              $117,247,512         $ 87,464,117
                                                  ------------         ------------

NONOPERATING INCOME (EXPENSE):
  Investment income                               $  8,028,851         $  6,241,873
  Interest expense                                  (5,887,683)          (3,428,664)
                                                  ------------         ------------
    Total nonoperating income, net                $  2,141,168         $  2,813,209
                                                  ------------         ------------

    Income before income taxes                    $119,388,680         $ 90,277,326

Income taxes                                        45,363,000           34,283,000
                                                  ------------         ------------

    Net income                                    $ 74,025,680         $ 55,994,326
                                                  ============         ============

Weighted average number
   of shares outstanding - Basic (NOTE 3)           66,888,663           66,679,430
                                                  ============         ============
Net income per share - Basic (NOTE 3)             $       1.11         $       0.84
                                                  ============         ============

Weighted average number
   of shares outstanding - Diluted (NOTE 3)         67,749,074           67,298,240
                                                  ============         ============
Net income per share - Diluted (NOTE 3)           $       1.10         $       0.83
                                                  ============         ============

Dividends paid per share                          $      0.120         $      0.103
                                                  ============         ============

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES
                     --------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

        FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996 (UNAUDITED)
        ----------------------------------------------------------------

                                                           1997                 1996
                                                       -------------        -------------
Cash Flows From Operating Activities:
   Net income                                          $  74,025,680        $  55,994,326
   Adjustments to reconcile net income to
     net cash provided by operating activities:
   Depreciation and amortization                          22,146,925           18,213,644
   Amortization and accrual of overhaul expenses           9,594,699            8,423,754
   Deferred income tax provision                           8,553,145           10,363,488
   Other, net                                             (1,105,842)          (1,097,402)
   Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable             14,637,342            8,234,350
   Decrease (increase) in inventory of
     expendable parts                                     (1,644,735)          (3,510,505)
   Decrease (increase) in other current assets             9,225,135            2,639,671
   Increase (decrease) in accounts payable                (3,049,682)           3,179,125
   Increase (decrease) in other current
     liabilities                                           8,190,842            5,268,032
                                                       -------------        -------------
     Net cash provided by operating activities         $ 140,573,509        $ 107,708,483
                                                       -------------        -------------

Cash Flows From Investing Activities:
   Additions to property and equipment                 $ (45,381,121)        $(131,000,218)
   Advance payments and deposits                          (4,000,000)                --
   Interest bearing deposits                             (30,000,000)         (30,000,000)
   Purchases and maturities of marketable
     securities, net                                      (8,630,490)         (18,202,749)
   Proceeds from sale of available-for-sale
     marketable securities                                   720,483            3,178,531
    Other, net                                              (569,201)             (87,387)
                                                       -------------        -------------
    Net cash used in investing activities              $ (87,860,329)        $(176,111,823)
                                                       -------------        -------------

Cash Flows From Financing Activities:
   Issuance of common stock                            $   2,294,130        $     487,963
   Repurchase of common stock                               (986,250)                --
   Payments of cash dividends and
     repurchase of fractional shares                      (8,043,080)          (6,846,612)
   Proceeds from long-term obligations                          --             69,912,500
   Repayments of long-term obligations                   (11,012,722)          (6,787,452)
                                                       -------------        -------------
     Net cash (used in) provided by
       financing activities                            $ (17,747,922)       $  56,766,399
                                                       -------------        -------------

Net increase(decrease)in cash and cash
   equivalents                                         $  34,965,258        $ (11,636,941)
                                                       -------------        -------------
Cash and cash equivalents at
   beginning of period                                 $ 122,604,792        $ 111,601,283
                                                       -------------        -------------
Cash and cash equivalents at end of period             $ 157,570,050        $  99,964,342
                                                       =============        =============
Cash paid during the period for interest               $   7,623,782        $   3,534,311
                                                       =============        =============
Cash paid during the period for income taxes           $  35,421,563        $  30,236,241
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

NOTE 3: In the third quarter of fiscal 1998, the Company adopted Financial Accounting Standards Board Statement No. 128 (SFAS No. 128), "Earnings Per Share", which replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of both the numerator and denominator of the basic earnings per share computation for the same components in the diluted earnings per share computation. The following tables show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares for the quarters and nine months ending December 31, 1997 and 1996 of dilutive potential common stock.

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


                                                                            QUARTER ENDED
                                            ------------------------------------------------------------------------------
                                                         Dec. 31, 1997                             Dec. 31, 1996
                                            ------------------------------------     -------------------------------------
                                                                           Per                                        Per
                                               Income       Shares         Share       Income          Shares        Share
                                            (Numerator)  (Denominator)    Amount     (Numerator)    (Denominator)   Amount
                                            -----------  -------------    ------     -----------    -------------   ------
in thousands except per share amounts
-------------------------------------

BASIC EARNINGS PER SHARE

Net income available to
 common stockholders                        $   24,276        67,058    $      .36    $   15,465        66,707    $      .23
                                                                        ==========                                ==========

EFFECT OF DILUTIVE SECURITIES


Stock Options                                     --             726                          --           565
                                            ----------    ----------                  ----------    ----------

DILUTED EARNINGS PER SHARE

Net income available to
 common stockholders and
 assumed conversions                        $   24,276        67,784    $      .36    $   15,465        67,272    $      .23
                                            ==========    ==========    ==========    ==========    ==========    ==========


                                                                       NINE MONTHS ENDED
                                         ------------------------------------------------------------------------------
                                                       Dec. 31, 1997                           Dec. 31, 1996
                                         -------------------------------------    -------------------------------------
                                                                         Per                                      Per
                                           Income         Shares        Share        Income        Shares        Share
                                         (Numerator)   (Denominator)    Amount    (Numerator)   (Denominator)    Amount
                                         -----------   -------------    ------    -----------   -------------    ------

in thousands except per share amounts
-------------------------------------
BASIC EARNINGS PER SHARE

Net income available to
 common stockholders                     $   74,026        66,889    $     1.11    $   55,994        66,679    $      .84
                                                                     ==========                                ==========

EFFECT OF DILUTIVE SECURITIES


Stock Options                                  --             678                          --           619
                                         ----------    ----------                  ----------    ----------

DILUTED EARNINGS PER SHARE

Net income available to
 common stockholders and
 assumed conversions                     $   74,026        67,567    $     1.10    $   55,994        67,298    $      .83
                                         ==========    ==========    ==========    ==========    ==========    ==========

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

NOTE 6: On October 23, 1997, the Board of Directors of Comair Holdings, Inc. approved a 3-for-2 split in the stock of Comair Holdings, Inc., pursuant to which shareholders of record received one share of newly issued stock for each two shares of stock currently held. The common stock split was payable on November 13, 1997 to shareholders of record at the close of business on November 3, 1997. The share and per share financial information contained in the accompanying financial statements does give effect to the stock split. The cash dividend of $.06 per share, declared by the Board of Directors of Comair Holdings, Inc. on October 14, 1997, for shareholders of record on November 3, 1997, payable on November 13, 1997, was paid on a pre-split basis.

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

         Inflation and changing prices have not had a material effect on COMAIR's operations because revenues and expenses generally reflect current price levels. COMAIR's market area, strong financial position and strong cost control efforts have helped lessen the effect on the Company of price competition and resulting low fares when compared to many others in the airline industry. However, changes in the pricing strategies and increased competition from other airlines could impact COMAIR's ability to recoup future cost increases through higher fares.

         COMAIR operates as a "Delta Connection" carrier under a ten-year marketing agreement with Delta Air Lines, Inc. dated and effective in October of 1989. The agreement may be terminated by either party on not less than one hundred eighty (180) days' advance written notice. Delta owns approximately 21% of the Company's outstanding common stock, leases reservation equipment and terminal facilities to COMAIR, and provides certain services to COMAIR including reservations and passenger and aircraft handling services. Approximately 43% of COMAIR'S passengers in the third quarter of fiscal 1998 connected to Delta. The Company has historically benefited from its relationship with Delta. However, the Company's results of operations and financial condition could be adversely impacted by Delta's decisions regarding routes and other operational matters, as well as, any material interruption or modifications in this arrangement.

         For the third quarter of fiscal 1998, the Company reported record operating revenues. Operating revenues for the third quarter increased to $163.2 million, up 18% from the $138.3 million reported in the third quarter of fiscal 1997.

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

         Operating income, net income and net income per share for the third quarter of fiscal 1998 all increased when compared with the results reported in the third quarter of fiscal 1997. Operating income for the quarter rose 57% to $37.9 million from $24.1 million. Net income increased 57% to $24.3 million from $15.5 million, while diluted earnings per share increased 57% to $.36 per share from $.23 per share.

         The increase in earnings is largely the result of increased passenger enplanements which has translated into higher load factors. Passenger enplanements and revenue passenger miles (RPMs)in the third quarter grew 19% over last year's third quarter levels while quarterly load factors exceeded last year by approximately six percentage points. This traffic growth clearly indicates our continuing success at our Cincinnati hub, which is approximately 80% of our total operations. The combination of Cincinnati's geographic location, our world class facilities and the passenger appeal of the Canadair Jets have made Cincinnati one of the nation's preeminent connecting hubs.

         Capacity, available seat miles (ASMs), grew 8% as we continue to replace turboprop aircraft with new 50-passenger Canadair Jet aircraft. Currently, approximately 80% of COMAIR'S capacity is generated by the jet aircraft.

                          CAPACITY AND TRAFFIC ANALYSIS


                                       QUARTER ENDED                NINE MONTHS ENDED
                                 12/31/97        12/31/96        12/31/97       12/31/96
                                 --------        --------        --------       --------

     Passengers                 1,385,683       1,163,257       4,169,946       3,560,151
     ASMs (000s)                  752,686         699,865       2,254,309       2,057,890
     RPMs (000s)                  461,333         388,475       1,391,496       1,173,891
     Load factor                     61.3%           55.5%           61.7%           57.0%
     Breakeven load factor           47.7%           46.2%           47.4%           45.1%
     Yield (cents)                   33.8            33.8            33.4            33.6
     Cost per ASM (cents)            16.1            15.7            15.7            15.3

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

     The following tables show the expense categories for COMAIR for the third quarter and nine months ended of the last two fiscal years.


                               EXPENSE CATEGORIES


                                 QTR Ended    Cents      QTR Ended    Cents
                                 12/31/97    per ASM     12/31/96    per ASM
                                 --------    -------     --------    -------

Salaries and Related Costs    $ 29,247,502     3.9    $ 24,565,779     3.5
Aircraft Fuel                   13,997,363     1.9      15,560,054     2.2
Maintenance Materials
   and Repairs                  13,837,976     1.8      10,715,524     1.5
Aircraft Rent                   18,852,642     2.5      18,875,681     2.7
Other Rent and Landing
   Fees                          5,160,380     0.7       4,092,731     0.6
Passenger Commissions           12,988,318     1.7      11,066,969     1.6
Other Operating Expenses        20,167,998     2.7      19,510,617     2.8
Depreciation and
   Amortization                  6,568,053     0.9       5,441,336     0.8
                              ------------    ----    ------------    ----
                              $120,820,232    16.1    $109,828,691    15.7
                              ============    ====    ============    ====




                               9 Mo. Ended    Cents    9 Mo. Ended    Cents
                                 12/31/97    per ASM     12/31/96    per ASM
                                 --------    -------     --------    -------

Salaries and Related Costs    $ 84,809,899     3.8    $ 72,892,129     3.5
Aircraft Fuel                   41,478,221     1.8      40,789,235     2.0
Maintenance Materials
   and Repairs                  38,980,074     1.7      30,876,740     1.5
Aircraft Rent                   55,677,329     2.5      53,055,344     2.6
Other Rent and Landing
   Fees                         15,944,558     0.7      13,561,190     0.7
Passenger Commissions           37,475,489     1.6      33,504,577     1.6
Other Operating Expenses        59,867,285     2.7      54,168,494     2.6
Depreciation and
   Amortization                 19,630,536     0.9      15,727,785     0.8
                              ------------    ----    ------------    ----
                              $353,863,391    15.7    $314,575,494    15.3
                              ============    ====    ============    ====

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

        Salaries and related costs have risen in total and on a unit cost basis from the third quarter of last year. The increase resulted from the additional personnel hired to enhance operating effectiveness and service the growing passenger base and additional jet equipment acquired over the past year. Expenses relating to incentive compensation plans were also higher as a result of higher pretax earnings.

        Aircraft fuel price per gallon for the third quarter of fiscal 1998 was approximately seventeen cents lower than in the third quarter of last year. Total aircraft fuel cost and cost per ASM decreased as lower fuel prices more than offset the 11% increase in fuel consumption from our additional Canadair Jet aircraft. Any sudden and significant increase in fuel prices caused by an outbreak in hostilities in the Middle East or other factors could have an adverse effect on earnings unless and until the Company could compensate for such increase by raising fares.

        Maintenance material and repair costs increased in total and on a unit cost basis. The increase is attributed to higher maintenance costs due to warranty periods expiring on certain jet aircraft and an increase in the volume of scheduled and unscheduled inspections being performed on the Canadair Jets.

        Aircraft rent expense remained virtually the same as the expense in the third quarter of fiscal 1997 related to certain turboprop aircraft, which have since been returned to their lessors, and the costs associated with the accelerated return of those aircraft approximately offset the additional expense generated by the nine Canadair Jets financed with operating leases since the third quarter of fiscal 1997. Aircraft rent unit cost decreased as a result of the additional capacity generated by the six Canadair Jet aircraft acquired through debt financing and working capital since October 1996.

        Other rent and landing fees increased in total and on a unit cost basis as COMAIR continues to add the larger Canadair Jets.

        Travel agency and credit card commissions increased in total and on a unit cost basis due to higher unit revenues (revenue per ASM) in this quarter than in the third quarter of fiscal 1997.

        Other operating expenses increased in total due to higher passenger related costs associated with the growth in passenger enplanements. The additional capacity generated by the jet equipment caused these costs to decreased on a unit cost basis.

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

        Depreciation and amortization increased in total and on a unit cost basis. The increase is due to the purchase of six Canadair Jets since October 1996 along with additional support equipment related to the Canadair Jet fleet.

        Investment income in the third quarter of fiscal 1998 was higher than third quarter of fiscal 1997 due to higher average cash balances available for investment coupled with higher interest rates on our investments.

        The Company's effective tax rate, which includes federal, state and local taxes, approximated the statutory rate in the third quarter of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        In the first nine months of fiscal 1998, the Company generated cash from operating activities of $140.6 million. During the first quarter, the Company invested $30.0 million in a short-term interest bearing deposit with an aircraft manufacturer. This deposit, with associated accrued interest, can be called and returned to COMAIR within thirty (30) days of written notice by COMAIR or immediately if the manufacturer's credit rating falls below certain thresholds. During the first nine months, the Company had property and equipment additions of $45.4 million, predominantly for aircraft and related support equipment. These additions were financed with working capital. The Company repaid long-term obligations of $11.0 million and paid cash dividends of $8.0 million. Total working capital increased to $166.4 million from $119.7 million at March 31, 1997, while the current ratio increased to 2.31 from 1.99. The Company's long-term debt to equity position was 25% debt, 75% equity at December 31, 1997, as compared to 31% debt, 69% equity at March 31, 1997.

        In fiscal 1995, the Board of Directors authorized the Company to repurchase up to 13.8 million shares of common stock from time to time as market conditions dictate. As of March 31, 1997, the Company had purchased 6.8 million shares of this authorization at a cost of $37.2 million. The Company has repurchased an additional 435,000 shares at a cost of approximately $11.6 million through February 12, 1998.

        COMAIR has taken delivery of seven new generation, 50-passenger Canadair Jet aircraft during the first nine months of fiscal 1998 bringing the total Canadair Jet fleet to 55. For 20 of these aircraft, the manufacturer agreed to arrange the lease financing, including the right to return the aircraft after seven years with no cost to COMAIR other than normal and customary return provisions related to the condition of the aircraft.

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Ten aircraft were financed with debt, one was acquired with working capital, while the other 24 aircraft were financed through operating leases with terms of up to 16.5 years.

        As of December 31, 1997, COMAIR had scheduled delivery positions for 25 Canadair Jets to be delivered through fiscal 2000, all of which are firm orders. The aggregate cost of these aircraft, including support equipment and estimated escalation, will be approximately $486 million. COMAIR also has options for 45 additional jet aircraft, valued at approximately $875 million, including support equipment and estimated escalation, which could be available for delivery in fiscal 2000 through fiscal 2002. Some of the options can be converted to Canadair's 70-seat aircraft.

        COMAIR expects to finance the aircraft described above through a combination of working capital and lease, equity and debt financing, utilizing manufacturers' assistance and government guarantees to the extent available. COMAIR believes that financing will be available at acceptable rates. If COMAIR is unable to obtain acceptable financing terms, it could be required to modify its expansion plans.

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

        The Company has begun to implement a Year 2000 compliance program designed to ensure that the Company's computer systems and applications will properly manage dates beyond 1999. The Company believes the costs of modifying non-compliant computer systems and applications and the implementation of software enhancements are primarily internal staff costs. The Company intends to redeploy existing information technology resources and, thus, does not expect to incur significant incremental costs to implement its Year 2000 program. However, there can be no assurance that the systems of other parties, upon which the Company also relies will be modified on a timely basis. The Company's business, financial condition, or results of operations could be materially adversely affected by the failure of its systems and applications or those operated by other parties to properly operate or manage dates beyond 1999.

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

                           PART II. OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

On August 30, 1996 the Registrant filed a Complaint for declaratory and injunctive relief entitled COMAIR, INC. v. NATIONAL MEDIATION BOARD and INTERNATIONAL BROTHERHOOD OF TEAMSTERS in the United States District Court for the District of Columbia challenging a decision of the National Mediation Board reopening Case No. R-6433. This matter involves the demand of the International Brotherhood of Teamsters to represent Comair, Inc. flight attendants and a finding by the National Mediation Board that a majority of the employees of the flight attendant craft had not cast ballots in favor of representation. Subsequently, the National Mediation Board reopened the case, counted additional ballots and changed its ruling by certifying the International Brotherhood of Teamsters as collective bargaining representative for the flight attendants of Comair, Inc. The outcome of the litigation will determine whether the flight attendants of Comair, Inc. are represented by the International Brotherhood of Teamsters unless a new election is ordered.

         There are no other material legal proceedings pending involving the Company, any of its subsidiaries or their property, except proceedings arising in the ordinary course of business. The Company believes that all such proceedings are adequately insured.



                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibit List
                ------------

         Exhibit No.        Description of Document
         -----------        -----------------------

              10.12 Bombardier Regional Aircraft Division Purchase Agreement between Bombardier Inc. and Comair, Inc. dated November 24, 1997*

              27            Financial Data Schedule

         (b)    Reports on Form 8-K
                -------------------

                No reports on Form 8-K were filed during the quarter for which this report is filed

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES


SIGNATURE
---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          COMAIR HOLDINGS, INC.


February 17, 1998                         BY: /S/ Randy D. Rademacher
                                          ---------------------------
                                          Randy D. Rademacher
                                          Senior Vice President Finance
                                          Chief Financial Officer