Form 10-K405
period 1998-03-31
COMAIR HOLDINGS INC
filed 1998-06-30
CIK 835344

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                    For the Fiscal Year Ended March 31, 1998
                                       OR
 ( )Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of Common Stock held by non-affiliates is $1,360,911,821 based on a closing price of $26.625 on May 29, 1998. As of May 29, 1998, 66,554,944 shares of no par value Common Stock were issued and outstanding.

                       Documents Incorporated by Reference
Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended March 31, 1998 furnished to the Commission pursuant to Rule 14a-3(c) and portions of the Registrant's Proxy Statement to be filed with the Commission for its 1998 Annual Meeting of Shareholders are incorporated by reference in Parts I, II and III as specified.

                              COMAIR HOLDINGS, INC.
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K




Part I                                                               PAGE

     Item 1 - Business ..............................................  3

     Item 2 - Properties ............................................  5
     Item 3 - Legal Proceedings .....................................  5
     Item 4 - Submission of Matters to a Vote of Security Holders ...  6

Part II

     Item 5 - Market for Registrant's Common Equity and Related
                Shareholder Matters .................................  6
     Item 6 - Selected Financial Data ...............................  6
     Item 7 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations .................  6
     Item 8 - Financial Statements and Supplementary Data ...........  7
     Item 9 - Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure .................  7

Part III

     Item 10 - Directors and Executive Officers of the Registrant ...  7
     Item 11 - Executive Compensation ...............................  7
     Item 12 - Security Ownership of Certain Beneficial Owners and
                 Management .........................................  7
     Item 13 - Certain Relationships and Related Transactions .......  7

Part IV

     Item 14 - Exhibits, Financial Statement Schedules and Reports
                on Form 8-K .........................................  8


                                     PART I

                                     ITEM 1.

                                    BUSINESS
                                    --------

     "Footnotes 1 and 7" on page 25 and 33 of the Registrant's Annual Report to Shareholders for 1998 are incorporated herein by reference. The Company considers the air transportation of passengers and cargo in scheduled airline service by its major subsidiary, COMAIR, Inc. (COMAIR) to be its predominant industry segment.

     COMAIR operates as a "Delta Connection" carrier under a ten-year marketing agreement with Delta Air Lines, Inc. effective in October 1989. The agreement may be terminated by either party on not less than 180 days' advance written notice. COMAIR believes that the relationship between the two companies is satisfactory. However, any material interruptions or modifications in this arrangement may have a material adverse effect upon COMAIR.

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

     Approximately 45% of COMAIR's business in fiscal 1998 was provided through "interlining" arrangements with Delta under the "Delta Connection" program. Under "interlining" arrangements, COMAIR generally provides the short-haul portions of a longer multi-carrier trip.

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


EMPLOYEES

     As of May 1, 1998, the Company had 3,313 full-time and 436 part-time employees consisting of 1,951 persons in aircraft operations, 1,285 in customer service activities, 336 in its fixed base, charter and pilot training operations and the remainder in office and sales capacities. A collective bargaining agreement between COMAIR and the Air Lines Pilots Association became effective June 1, 1994, and became amendable in June 1998. A collective bargaining agreement between COMAIR and the International Association of Machinists and Aerospace Workers, representing COMAIR's maintenance employees, became effective June 1, 1995, and becomes amendable in June 1999.

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

     Currently, there are a number of new and proposed regulations by the FAA relating to operating specifications and aircraft certification. Some of these regulations have been published in their final format and some have not, but modifications are expected to be made. Based on these regulations, the Company does not believe the impact will be material to its financial condition, future operating results, or cash flows.

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

     All air carriers are required to comply with federal law and regulations pertaining to noise abatement and engine emissions. The FAA also requires airlines to comply with certain noise restrictions. COMAIR's current aircraft as well as all aircraft on order are in compliance with these regulations. In addition, several state legislatures and other governmental administrative bodies have, from time to time, considered noise reduction measures of various sorts. At the present time, COMAIR does provide service to a few airports where noise regulations apply, however, these noise regulations do not impact the Company's operations.

                                     ITEM 2.

                                   PROPERTIES
                                   ----------

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 13 of the Registrant's Annual Report to Shareholders for 1998 is incorporated herein by reference. Certain additional information regarding the Properties of the Company is described below:

     At March 31, 1998, COMAIR's fleet consisted of 59 jet aircraft and 34 turboprop aircraft. The following table summarizes the fleet:


                                         No. of         Seating               No. of                      No. of
         Type of Aircraft               Aircraft        Capacity          Aircraft Owned             Aircraft Leased
         ----------------               --------        --------          --------------             ---------------

   Canadair Jet                            59              50                   11                          48
   Embraer Brasilia                        34              30                    8                          26


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

     Another wholly-owned subsidiary of Comair Holdings, Inc. operates a flight training center located near Orlando, Florida. This subsidiary operates 76 light, single and twin engine training aircraft.

INSURANCE

     The Company maintains insurance against property damage to its facilities and aircraft which it considers adequate. The Company also maintains liability insurance coverage which it believes is adequate.


                                     ITEM 3.

                                LEGAL PROCEEDINGS
                                -----------------


     On January 9, 1997, Flight 3272 crashed near Detroit, Michigan. There were no survivors among the 29 passengers and crew members aboard the turboprop aircraft. The Company is cooperating fully with the National Transportation Safety Board (NTSB) and all other federal, state and local regulatory and investigatory agencies in connection with the crash. In May 1997, the NTSB released the factual data obtained to date related to Flight 3272. The findings to date are inconclusive. Numerous lawsuits have been filed against the Company seeking damages attributable to the deaths of those on Flight 3272, and additional lawsuits are expected. The Company maintains substantial insurance coverage for such claims and, at this time, believes that the claims, expenses and litigation related to this accident will not have a material adverse effect on the Company's financial condition, cash flows or results of operations.

     On August 30, 1996 COMAIR filed suit challenging a decision of the National Mediation Board. This matter involves the demand of the International Brotherhood of Teamsters to represent COMAIR flight attendants and a finding by the National Mediation Board that a majority of the employees of the flight attendant craft had not cast ballots in favor of representation. Subsequently, the National Mediation Board reopened the case, counted additional ballots and changed its ruling by certifying the International Brotherhood of Teamsters as a collective bargaining representative for the flight attendants of COMAIR. The outcome of the litigation will determine whether the flight attendants of COMAIR are represented by the International Brotherhood of Teamsters unless a new election is ordered.

     There are no other material legal proceedings pending involving the Company, any of its subsidiaries or their property, except proceedings arising in the ordinary course of business. The Company believes that all such legal proceedings are either adequately insured or will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

                                     ITEM 4.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

                                     PART II

                                     ITEM 5.

                         MARKET FOR REGISTRANT'S COMMON
                     EQUITY AND RELATED SHAREHOLDER MATTERS
                     --------------------------------------

     "Consolidated Ten Year Summary" on page 10, "Selected Quarterly Financial Data" on page 12 and "Stock Transfer Agent & Registrar", and "Stock Information", on the inside back cover of Registrant's Annual Report to Shareholders for 1998 are incorporated herein by reference. The Company currently pays quarterly cash dividends (currently $0.04 per share per quarter), which it has paid continuously for each quarter since the third quarter of fiscal 1988.


                                     ITEM 6.

                             SELECTED FINANCIAL DATA
                             -----------------------

     "Consolidated Ten Year Summary" on page 10 of the Registrant's Annual Report to Shareholders for 1998 is incorporated herein by reference.

                                     ITEM 7.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 13 of the Registrant's Annual Report to Shareholders for 1998 is incorporated herein by reference.

                                     ITEM 8.

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   -------------------------------------------

     The following Financial Statements of the Registrant are found on page 9 and pages 20 through 35 of its Annual Report to Shareholders for 1998, are incorporated herein by reference:

          Report of Independent Public Accountants.

          Consolidated Balance Sheets as of March 31, 1998 and 1997.

          Consolidated Statements of Income for the years ended March 31, 1998, 1997 and 1996.

          Consolidated Statements of Shareholders' Equity for the years ended March 31, 1998, 1997 and 1996.

          Consolidated Statements of Cash Flows for the years ended March 31, 1998, 1997 and 1996.

          Notes to Consolidated Financial Statements.



     The following schedules are filed herewith:

          Report of Independent Public Accountants.

          Schedule II - Valuation and Qualifying Accounts and Reserves for the three years ended March 31, 1998, 1997 and 1996.

     All other supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or Notes thereto.

UNAUDITED SUPPLEMENTARY DATA

     "Selected Quarterly Financial Data" on page 12 of the Registrant's Annual Report to Shareholders for 1998 is incorporated herein by reference.

                                     ITEM 9.

                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE
                     --------------------------------------

                                      None


                                    PART III

     Items 10., 11., 12., and 13. of Part III are incorporated by reference to the Registrant's Proxy Statement for its 1998 Annual Shareholders Meeting as filed with the Commission pursuant to Regulation 14A.

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


   10.4           Comair Savings and Investment Plan                                           e

   10.5           1990 Stock Option Plan                                                       c

   10.6           1992 Directors' Stock Option Plan                                            d

   10.7           Deferred Incentive Compensation Plan                                         f

   10.8           Amended Employment Agreement with Mr. David R.                        Filed herewith
                  Mueller

   10.9           Amended Employment Agreement with Mr. David A.                        Filed herewith
                  Siebenburgen

   10.10          Performance Based Incentive Bonus Plan                                       f

   10.11          Consulting Agreement with Mr. Raymond A.                                     f
                  Mueller

   13             Annual Report to Shareholders                                         Filed herewith
                  for 1998

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


                                COMAIR HOLDINGS, INC.


DATE SIGNED: June 29, 1998     /S/ DAVID R. MUELLER
                               -----------------------------
                               BY:  David R. Mueller,
                                    Chairman of the Board
                                    Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signature            Capacity                                       Date
       ---------            --------                                       ----


/S/ DAVID R. MUELLER        Chairman of the Board,                       June 29, 1998
---------------------       Chief Executive Officer
David R. Mueller            and Director


/S/ DAVID A. SIEBENBURGEN   President,                                   June 29, 1998
-------------------------   Chief Operating Officer
David A. Siebenburgen       and Director


/S/ RANDY D. RADEMACHER    Sr. Vice President Finance                    June 29, 1998
-----------------------    Chief Financial Officer
Randy D. Rademacher        (Chief Accounting Officer)


/S/ GERALD L. WOLKEN       Director                                      June 29, 1998
-----------------------
Gerald L. Wolken



/S/ ROBERT H. CASTELLINI   Director                                      June 29, 1998
------------------------
Robert H. Castellini



/S/ JOHN A. HAAS           Director                                      June 29, 1998
------------------------
John A. Haas


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Comair Holdings, Inc.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the Comair Holdings, Inc. and subsidiaries 1998 annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated May 15, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental schedule listed under Item 8 beginning on page 7 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                           ARTHUR ANDERSEN LLP

Cincinnati, Ohio
May 15, 1998.

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

             For the Three Years Ended March 31, 1998, 1997 and 1996


                                                                ADDITIONS
                                    BALANCE AT                  CHARGED TO                DEDUCTIONS        BALANCE AT
                                    BEGINNING                   COSTS AND                   FROM               END OF
  CLASSIFICATION                    OF PERIOD                   EXPENSES                   RESERVES            PERIOD
  --------------                    ---------                   --------                   --------            ------


Allowances and reserves
deducted from assets--


YEAR ENDED MARCH 31, 1998
-------------------------

     Inventory Reserve             $3,260,000                $3,079,000                $(2,846,000)      $3,493,000


YEAR ENDED MARCH 31, 1997
-------------------------

     Inventory Reserve             $2,795,000                $  465,000                $    -            $3,260,000


YEAR ENDED MARCH 31, 1996
-------------------------

     Inventory Reserve             $1,665,000                $1,130,000                $    -            $2,795,000
