Form 10-Q
period 1998-06-30
COMAIR HOLDINGS INC
filed 1998-08-14
CIK 835344

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                ( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

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

                                    Yes X   No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                               Outstanding at August 11, 1998
          -----                               ------------------------------
  Common stock, no par value                           66,408,119

                              COMAIR HOLDINGS, INC.

                                      INDEX


                                                                                 PAGE NOS.
PART I.   Financial Information -

 Consolidated Balance Sheets as of June 30, 1998 and March 31, 1998 ...............3-4

 Consolidated Statements of Income -
     Three months ended June 30, 1998 and 1997 ......................................5

Consolidated Statements of Cash Flows -
   Three months ended June 30, 1998 and 1997 ........................................6

Consolidated Statement of Shareholders' Equity ......................................7

Notes to Consolidated Financial Statements .......................................8-10

Management's Discussion and Analysis of Financial
   Condition and Results of Operations ..........................................11-15


PART II. Other Information -

 Item 1. Legal Proceedings .........................................................16

 Item  5. Other Events .............................................................16

 Item 6. Exhibits and Reports on Form 8-K.......................................16- 17


SIGNATURE...........................................................................18

                          PART I. FINANCIAL INFORMATION

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES
                     --------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                AS OF JUNE 30, 1998 AND MARCH 31, 1998(UNAUDITED)
                -------------------------------------------------



ASSETS                                        JUNE 30, 1998       MARCH 31, 1998
------                                        -------------       --------------

Current assets:
   Cash and cash equivalents                   $198,832,775        $156,214,247
   Marketable securities
      available-for-sale                         72,434,699          61,423,198
Interest bearing deposits                        30,000,000          30,000,000
                                               ------------        ------------
                                               $301,267,474        $247,637,445

   Accounts receivable                           10,752,681          12,624,127
   Inventory of expendable parts                 20,468,332          19,478,981
   Future tax benefits                           13,450,944          13,436,538
   Prepaid expenses                               9,740,130          15,132,842
                                               ------------        ------------

         Total current assets                  $355,679,561        $308,309,933
                                               ------------        ------------

Property and equipment, at cost:
   Flight equipment                            $396,897,197        $403,487,347
   Maintenance, operations and
      office facilities                          10,292,723          10,292,723
   Other property and equipment                  48,514,515          47,777,606
                                               ------------        ------------

                                               $455,704,435        $461,557,676
   Less accumulated depreciation and
      amortization                              121,804,422         117,685,617
   Less reserve for engine overhauls and
      purchase incentives                        15,345,852          16,582,458
                                               ------------        ------------

                                               $318,554,161        $327,289,601

Construction in progress                            233,906             147,776
Advance payments and deposits
   for aircraft                                  24,187,429          24,187,396
                                               ------------        ------------

         Net property and equipment            $342,975,496        $351,624,773
                                               ------------        ------------

Other assets and deferred costs                $ 12,155,519        $  9,802,095
                                               ------------        ------------

    Total assets                               $710,810,576        $669,736,801
                                               ============        ============

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES
                     --------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

               AS OF JUNE 30, 1998 AND MARCH 31, 1998 (UNAUDITED)
               --------------------------------------------------



LIABILITIES AND SHAREHOLDERS' EQUITY                JUNE 30,1998       MARCH 31,1998
------------------------------------                ------------       -------------

Current liabilities:
   Current installments of long-term
      obligations                                  $ 13,654,070        $ 13,435,345
   Accounts payable                                  36,481,383          39,158,243
   Interline payable and deferred revenue             6,233,334           6,322,647
   Accrued lease expense                             23,112,845          22,732,440
   Accrued wages                                      7,469,042           6,953,710
   Accrued expenses                                  15,613,230          15,604,000
   Accrued taxes                                     26,573,839          15,645,510
                                                   ------------        ------------
         Total current liabilities                 $129,137,743        $119,851,895

Long-term obligations                              $109,840,829        $114,312,516
                                                   ------------        ------------

Deferred income taxes                              $ 70,887,648        $ 63,598,648
                                                   ------------        ------------

Other liabilities and deferred credits             $ 10,996,735        $ 10,127,901
                                                   ------------        ------------

Shareholders' equity:
   Common stock, no par value,
      100,000,000 shares authorized,
      66,534,944 and 66,658,127 issued
      and outstanding, respectively                $ 38,533,073        $ 42,072,045
   Preferred stock, no par value,
      1,000,000 shares authorized, none
      issued or outstanding                                   -                   -
   Net unrealized gain on marketable
      securities available-for-sale                     236,821             263,576
   Retained earnings                                351,177,727         319,510,220
                                                   ------------        ------------

         Total shareholders' equity                $389,947,621        $361,845,841
                                                   ------------        ------------

 Total liabilities and shareholders' equity        $710,810,576        $669,736,801
                                                   ============        ============

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES
                     --------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

          FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)
          -------------------------------------------------------------

                                                        1998                  1997
                                                   -------------         -------------
OPERATING REVENUES:
  Passenger                                        $ 178,090,035         $ 152,084,199
  Cargo and other                                      1,279,841             1,111,331
  Non-airline operations                               8,542,317             5,846,212
                                                   -------------         -------------

    Total operating revenues                       $ 187,912,193         $ 159,041,742
                                                   -------------         -------------

OPERATING EXPENSES:
  Salaries and related costs                       $  33,004,713         $  26,746,103
  Aircraft fuel                                       12,595,345            13,705,454
  Maintenance materials and repairs                   13,737,084            11,572,116
  Aircraft rent                                       19,990,275            18,107,620
  Other rent and landing fees                          6,982,558             5,564,061
  Passenger commissions                               13,044,261            12,210,359
  Other operating expenses                            22,562,689            19,952,345
  Depreciation and amortization                        7,514,956             7,214,273
  Non-airline direct costs                             5,599,621             3,861,535
                                                   -------------         -------------
    Total operating expenses                       $ 134,031,502         $ 118,933,866
                                                   -------------         -------------

    Operating income                               $  53,880,691         $  40,107,876
                                                   -------------         -------------
NONOPERATING INCOME (EXPENSE):
  Investment income                                $   3,354,467         $   2,317,407
  Interest expense                                    (1,839,532)           (1,793,273)
                                                   -------------         -------------
    Total nonoperating income, net                 $   1,514,935         $     524,134
                                                   -------------         -------------

    Income before income taxes                     $  55,395,626         $  40,632,010

Income taxes                                          21,061,000            15,425,000
                                                   -------------         -------------

    Net income                                     $  34,334,626         $  25,207,010
                                                   =============         =============

Weighted average number
   of shares outstanding - Basic (NOTE 3)             66,596,109            66,798,339
                                                   =============         =============
Net income per share - Basic (NOTE 3)              $         .52         $         .38
                                                   =============         =============

Weighted average number
   of shares outstanding - Diluted (NOTE 3)           67,557,224            67,514,232
                                                   =============         =============
Net income per share - Diluted (NOTE 3)            $         .51         $         .37
                                                   =============         =============

Dividends paid per share                           $       0.040         $       0.040
                                                   =============         =============

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES
                     --------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

          FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)
          -------------------------------------------------------------

                                                             1998                  1997
                                                        -------------         -------------
Cash Flows From Operating Activities:
   Net income                                           $  34,334,626         $  25,207,010
   Adjustments to reconcile net income to
     net cash provided by operating activities:
   Depreciation and amortization                            7,514,956             7,214,272
   Amortization and accrual of overhaul expenses            3,494,519             3,414,958
   Deferred income tax provision                            7,274,594             2,544,597
   Other, net                                                (738,865)             (317,589)
   Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable               1,871,446            16,321,255
   Decrease (increase) in inventory of
     expendable parts                                        (989,350)           (1,014,113)
   Decrease (increase) in other current assets              5,392,712             4,499,578
   Increase (decrease) in accounts payable                 (2,676,860)             (685,563)
   Increase (decrease) in other current
     liabilities                                           11,743,983            11,918,147
                                                        -------------         -------------
     Net cash provided by operating activities          $  67,221,761         $  69,102,552
                                                        -------------         -------------

Cash Flows From Investing Activities:
   Additions to property and equipment                  $  (1,416,203)        $ (53,820,502)
   Interest bearing investments                                     -           (30,000,000)
   Purchases and maturities of marketable
     securities, net                                      (11,038,256)            6,469,804
   Proceeds from sale of marketable securities                      -               720,483
   Deferred costs                                             (29,283)              130,845
   Other, net                                              (1,660,438)           (2,048,688)
                                                        -------------         -------------
     Net cash used in investing activities              $ (14,144,180)        $ (78,548,058)
                                                        -------------         -------------

Cash Flows From Financing Activities:
   Issuance of common stock                             $      68,511         $      33,228
   Repurchase of common stock                              (3,607,483)             (986,250)
   Payments of cash dividends and
     repurchase of fractional shares                       (2,667,119)           (2,672,734)
   Repayments of long-term obligations                     (4,252,962)           (4,080,499)
                                                        -------------         -------------
     Net cash (used in) provided by
       financing activities                             $ (10,459,053)        $   7,706,255
                                                        -------------         -------------

Net increase(decrease)in cash and cash
   equivalents                                          $  42,618,528         $ (17,151,761)
                                                        -------------         -------------
Cash and cash equivalents at
   beginning of period                                  $ 156,214,247         $ 122,604,792
                                                        -------------         -------------
Cash and cash equivalents at end of period              $ 198,832,775         $ 105,453,031
                                                        =============         =============
Cash paid during the period for interest                $   3,033,178         $   3,130,230
                                                        =============         =============
Cash paid during the period for income taxes            $   3,875,067         $     427,443
                                                        =============         =============

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES
                     --------------------------------------

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 ----------------------------------------------

                    FOR THE THREE MONTHS ENDED JUNE 30, 1998
                    ----------------------------------------



                                   Number of                                  Accumulated
                                    Shares                                       Other
                                  Issued and   Comprehensive     Common      Comprehensive      Retained
                                 Outstanding      Income         Stock        Income(Loss)      Earnings         Total
                                 -----------      ------         -----        ------------      --------         -----


Balance, March 31, 1998           66,658,127           -     $ 42,072,045     $   263,576    $ 319,510,220    $ 361,845,841
                                  ----------   ------------  ------------     -----------    -------------    -------------

 Repurchase of common shares        (130,000)          -       (3,607,483)           -               -           (3,607,483)
 Exercise of stock options
 ($6.74- $15.805 per share)            6,817           -           68,511            -               -               68,511
 Dividends (.040 per share)              -                          -                -          (2,667,119)      (2,667,119)
 Comprehensive Income:
    Net Income                                 $ 34,334,626                          -          34,334,626       34,334,626
                                               ------------
    Other Comprehensive Income,
     net of tax:
      Net unrealized loss on
        marketable securities
        available-for-sale              -           (26,755)        -             (26,755)           -              (26,755)
                                               ------------

 Comprehensive Income                   -      $ 34,307,871         -               -
                                  ----------   ============  ------------     -----------    -------------    -------------


Balance, June 30, 1998            66,534,944                 $ 38,533,073     $   236,821    $ 351,177,727    $ 389,947,621
                                  ==========                 ============     ===========    =============    =============

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

NOTE 3: In the third quarter of fiscal 1998, the Company adopted Financial Accounting Standards Board Statement No. 128 (SFAS No. 128), "Earnings Per Share", which replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of both the numerator and denominator of the basic earnings per share computation for the same components in the diluted earnings per share computation. The following table shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares for the quarters ending June 30, 1998 and 1997 of dilutive potential common stock.

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


                                              1st Quarter            1st Quarter
                                                  1999                   1998
                                              -----------            -----------
Numerator:
 Net Income                                   $34,334,626            $25,207,010
                                              -----------            -----------

Denominator:
 For Earnings Per Share - Basic:
    Weighted Average Shares
    Outstanding - Basic                        66,596,109             66,798,339

Effect of Dilutive Securities:
  Stock Options                                   961,115                715,893

 For Earnings Per Share - Diluted:
    Weighted Average Shares
    Outstanding - Diluted                      67,557,224             67,514,232
                                              -----------            -----------

Earnings Per Share - Basic                    $       .52            $       .38
                                              -----------            -----------

Earnings Per Share - Diluted                  $       .51            $       .37
                                              -----------            -----------


NOTE 4: In the first quarter of fiscal 1998 the Company adopted Financial Accounting Standards Board Statement No. 130 (SFAS No. 130), "Reporting Comprehensive Income", which requires that comprehensive income and the associated income tax expense or benefit be reported in a financial statement with the same prominence as other financial statements with an aggregate amount of comprehensive income reported in that same financial statement. SFAS No. 130 permits a statement of financial position, a statement of changes in shareholders' equity, or notes to the financial statements to be used to meet this requirement. "Other Comprehensive Income" refers to revenues, expenses, gains and losses that under GAAP are included in comprehensive income but bypass net income. The Company has chosen to disclose comprehensive income, which encompasses net income and unrealized gains or losses of marketable securities available for sale, in the Consolidated Statement of Shareholders' Equity. Prior years have been restated to conform to SFAS No. 130 requirements.

         Total comprehensive income for the three month period ending June 30, 1997 is as follows.

                  Net Income                                       $25,207,010

                  Other comprehensive income, net of tax:
                           Net unrealized gain on marketable
                            securities available-for-sale              163,687
                                                                   -----------

                           Comprehensive income                    $25,370,697
                                                                   ===========

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 5:  In July 1997, the Financial Accounting Standards Board issued
         Statement No. 131 (SFAS No. 131), "Disclosures About Segments of an Enterprise and Related Information" which requires disclosures for each segment in which the chief operating decision maker organizes these segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any manner in which management disaggregates a company. The Company has adopted SFAS No. 131 in fiscal 1999 and will comply with the disclosure requirements in its fiscal 1999 annual report and all interim and annual reports thereafter. Because this statement only impacts how financial information is disclosed in interim and annual reports, the adoption will have no impact on the Company's financial condition or results of operations.

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

         COMAIR, Inc. (COMAIR) is the principal subsidiary of Comair Holdings, Inc. (with its subsidiaries, the Company), accounting for 95% of the first quarter operating revenues and expenses. Although the following discussion and analysis entails various aspects of the Company's financial performance, many of the factors that affect year to year comparisons relate solely to COMAIR.

         Inflation and changing prices have not had a material adverse effect on COMAIR's operations because revenues and expenses generally reflect current price levels. COMAIR's market area, strong financial position and focus on continuously improving operating performance have helped lessen the effect on the Company of price competition and resulting low fares when compared to many others in the airline industry. However, changes in the pricing strategies and increased competition from other airlines could impact COMAIR's ability to recoup future cost increases through higher fares.

         COMAIR operates as a "Delta Connection" carrier under a ten-year marketing agreement with Delta Air Lines, Inc. dated and effective in October of 1989. The agreement may be terminated by either party on not less than one hundred eighty (180) days' advance written notice. Delta owns approximately 21% of the Company's outstanding common stock, leases reservation equipment and terminal facilities to COMAIR, and provides certain services to COMAIR including reservations and passenger and aircraft handling services. Approximately 45% of COMAIR'S passengers in the first quarter of fiscal 1999 connected to Delta. The Company has historically benefited from its relationship with Delta. However, the Company's results of operations and financial condition could be adversely impacted by Delta's decisions regarding routes and other operational matters, as well as, any material interruption or modifications in this arrangement.

         For the first quarter of fiscal 1999, the Company reported all-time record quarterly operating revenues, operating income, net income and passenger enplanements. Operating revenues for the first quarter increased to $187.9 million, up 18% from the $159.0 million reported in the first quarter of fiscal 1998.

         Operating income, net income and net income per diluted share for the first quarter of fiscal 1999 all increased when compared with the results reported in the first quarter of fiscal 1998. Operating income for the quarter rose 34% to $53.9 million from $40.1 million. Net income increased 36% to $34.3 million from $25.2 million, while diluted earnings per share increased 38% to $.51 per share from $.37 per share.

         The increase in earnings is largely the result of increased passenger enplanements which has translated into higher load factors. Passenger enplanements grew 14% over last year's first quarter levels while load factors exceeded last year's by approximately 4 percentage points. This traffic growth clearly indicates our continuing success throughout our system, particularly in our Cincinnati hub where 80% of COMAIR's operations exist. The combination of Cincinnati's geographic location, our world class facilities and the passenger appeal of the Canadair Jets have made Cincinnati one of the nation's preeminent connecting hubs. As evidence of this, the International Air Transport Association voted the Greater Cincinnati/Northern Kentucky International Airport the easiest connecting airport in the United States for the second year in a row and fourth most convenient airport of its size in the world.

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)


         Revenue passenger miles (RPMs) grew 13%. Capacity, available seat miles
(ASMs), grew 6% as we continue to replace turboprop aircraft with new 50-passenger Canadair Jet aircraft. Currently, more than 80% of COMAIR'S capacity is generated by the jet aircraft.

                          CAPACITY AND TRAFFIC ANALYSIS

                                                           QUARTER ENDED
                                                      6/30/98          6/30/97
                                                      -------          -------

                  Passengers                         1,563,351        1,367,119
                  ASMs (000s)                          792,943          746,657
                  RPMs (000s)                          518,536          458,995
                  Load factor                             65.4%            61.5%
                  Breakeven load factor                   47.1%            46.6%
                  Yield (cents)                           34.3             33.1
                  Cost per ASM (cents)                    16.0             15.3

     The following table shows the expense categories for COMAIR for the first quarter of the last two fiscal years.


                               EXPENSE CATEGORIES


                                               QTR Ended          Cents         QTR Ended           Cents
                                                6/30/98          per ASM         6/30/97           Per ASM
                                                -------          -------         -------           -------


Salaries and Related Costs                   $ 33,004,713          4.2        $ 26,746,103           3.6
Aircraft Fuel                                  12,595,345          1.6          13,705,454           1.8
Maintenance Materials
   and Repairs                                 13,737,084          1.7          11,572,116           1.6
Aircraft Rent                                  19,990,275          2.5          18,107,620           2.4
Other Rent and Landing
   Fees                                         5,982,558          0.8           5,564,061           0.7
Passenger Commissions                          13,044,261          1.6          12,210,359           1.6
Other Operating Expenses                       22,562,689          2.8          19,916,923           2.7
Depreciation and
   Amortization                                 6,580,218          0.8           6,431,062           0.9
                                             ------------         ----        ------------          ----
                                             $127,497,143         16.0        $114,253,698          15.3
                                             ============         ====        ============          ====

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)


     Salaries and related costs have risen from the first quarter of last year. This increase has three main components. The Company hired additional personnel to enhance operating effectiveness and service the growing passenger base. The average number of employees increased 14% over last year's first quarter levels. Expenses relating to incentive compensation plans grew as a result of higher pretax earnings. Finally, in the first quarter of fiscal 1999, the Company implemented a wage increase that impacted approximately 60% of the workforce in order to stay competitive within the airline industry, attract and retain the best employees and recognize the service of our employees.

     Aircraft fuel expense decreased in total and on a unit cost basis. Aircraft fuel price per gallon, including taxes and into-plane fees, for the first quarter of fiscal 1999 decreased 18% to 58.6 cents from 71.4 cents. The benefit from the lower fuel prices was partially offset by a 12% increase in consumption.

     Maintenance material and repair costs increased in total and on a unit cost basis. The increase is attributed to higher maintenance costs due to warranty periods expiring on certain jet aircraft and higher costs of scheduled repairs on certain components.

     Aircraft rent expense increased in total and on a unit cost basis as we continue to place new Canadair Jets on shorter turboprop routes. Since July 1997, COMAIR has acquired ten Canadair Jets through operating leases.

         Other rent and landing fees increased in total and on a unit cost basis due to higher facilities rental and landing fees resulting from the addition of the larger Canadair Jets.

         Travel agency and credit card commissions have increased as a result of a 17% increase in passenger revenues. This increase was offset in part by a change in the COMAIR's commission structure beginning in September 1997 which reduced commissions from 10% to 8% on tickets purchased in the U.S. and Canada. Although unit revenues (revenue per available seat mile) were higher in the first quarter of fiscal 1999, commission cost per available seat mile (ASM) remained the same as result of this new commission structure which lowered the weighted average domestic commission rates. Commissions as a percentage of passenger revenues were 7.3% this quarter and 8.0% last year.

         Other operating expenses (the principle components of which include passenger reservation fees, aircraft and passenger handling, crew training, crew accommodations and per diem expense, property taxes, advertising expenses and insurance expense) increased in total and on a unit cost basis. The increase was due primarily to higher passenger rerouting costs associated with the severe weather during the first quarter.

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

         Depreciation and amortization increased slightly in total and decreased on a unit cost basis. The decrease in unit cost is due to the additional capacity generated by the ten Canadair Jets acquired through operating leases since July 1997.

     Investment income in the first quarter of fiscal 1999 was higher than first quarter of fiscal 1998 due to higher average cash balances available for investment.

         The Company's effective tax rate, which includes federal, state and local taxes, approximated the statutory rate in the first quarter of fiscal 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     In the first three months of fiscal 1999, the Company generated cash from operating activities of $67.2 million. Total working capital increased to $226.5 million from $188.5 million at March 31, 1998, while the current ratio increased to 2.75 from 2.57. The Company repaid long-term obligations of $4.3 million and paid cash dividends of $2.7 million. The Company's long-term debt to equity position was 22% debt, 78% equity at June 30, 1998, as compared to 24% debt, 76% equity at March 31, 1998. During the first three months, the Company had net property and equipment additions of $1.4 million. These additions were financed with working capital.

         In fiscal 1995, the Board of Directors authorized the Company to repurchase up to 13.8 million shares of common stock from time to time as market conditions dictate. As of June 30, 1998, the Company had repurchased 7.5 million shares of this authorization at a cost of $55.5 million. The Company has repurchased an additional 150,000 shares at a cost of approximately $4.8 million from July 1 to August 11, 1998.

         COMAIR has taken delivery of four new generation, 50-passenger Canadair Jet aircraft during the first three months of fiscal 1999 bringing the total Canadair Jet fleet to 63. For 20 of these aircraft, the manufacturer agreed to arrange the lease financing, including the right to return the aircraft after seven years with no cost to COMAIR other than normal and customary return provisions related to the condition of the aircraft. Ten aircraft were financed with debt, one was acquired with working capital, while the other 32 aircraft were financed through operating leases with terms of up to 16.5 years.

         As of June 30, 1998, COMAIR had scheduled delivery positions for 17 Canadair Jets to be delivered through fiscal 2000, all of which are firm orders. The aggregate cost of these aircraft, including support equipment and estimated escalation, will be approximately $308 million. COMAIR also has options for 45 additional jet aircraft, valued at approximately $875 million, including support equipment and estimated escalation, which could be available for delivery in fiscal 2000 through fiscal 2002. Some of the options can, at an additional cost, be converted to Canadair's 70-seat aircraft, subject to availability.

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

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)


         The Company has implemented a Year 2000 compliance program designed to ensure that its computer systems and applications will properly manage dates beyond 1999. The Company believes that it will be able to allocate adequate resources for this purpose and expects its year 2000 date conversion program to be completed on a timely basis. However, the Company can not give any assurances that the systems of other parties, upon which the Company must rely, will be Year 2000 compliant on a timely basis. Examples of systems operated by others that the Company may use or rely upon are: Federal Aviation Administration Air Traffic Control, Computer Reservation Systems for travel agent sales and Delta and various systems used by airport authorities and suppliers. The Company's business, financial condition or results of operations could be materially adversely affected by the failure of its systems and applications or those operated by other parties to properly operate or manage dates beyond 1999. The Company believes the costs of modifying its non-compliant systems and applications could be approximately $1 million to $3 million. The costs and the date on which the Company plans to complete the Year 2000 compliance program are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from these estimates.

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

         Several of the statements contained in this report are "forward-looking statements" as that term is defined in federal securities laws. The actual results could vary materially from those described in those statements. Factors that could cause actual results to vary are described in detail in our reports to the Securities and Exchange Commission including Exhibit 99 and are also discussed in the second and third paragraphs under "Results of Operations."

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

         There are no other material legal proceedings pending adverse to the Company, any of its subsidiaries or their property, except proceedings arising in the ordinary course of business. The Company believes that all such proceedings are either adequately insured or will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

                              ITEM 5. OTHER EVENTS

         The form of Proxy for the Company's Annual Meeting of Shareholders grants authority to designated proxies named on the proxy card to vote in their discretion on any matters that come before the meeting except those set forth in the Company's Proxy Statement and except for matters as to which adequate notice is received. In order for a notice to be deemed adequate for the 1999 Annual Shareholder's Meeting, it must be received prior to May 10, 1999.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibit 99 - Forward looking statements
                           ---------------------------------------

                  (b)      Reports on Form 8-K
                           -------------------

                           No reports on Form 8-K were filed during the quarter
for which this report is filed

                                                                      EXHIBIT 99



                                   SAFE HARBOR

         The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation in many instances for forward-looking statements. Such statements must be accompanied by meaningful cautionary statements that identify important factors that could cause actual results to differ materially from those that might be projected. This exhibit to the Registrant's Form 10-K is being filed in order to adhere to the provisions of this Act by providing the following cautionary statements:

Risk Factors Affecting Comair Holdings, Inc.
---------------------------------------------

         The Company's business operations and strategy are subject to a number of uncertainties and risks which could cause the actual results to differ materially from projected results. It is not possible to list all of the many factors and events that could cause the actual results to differ materially from the projected results. Such factors may include, but are not limited to: competitive factors such as the airline pricing environment, the capacity decisions of other airlines, and the presence of low-cost, low-fare carriers; the willingness of customers to travel; general economic conditions; changes in jet fuel prices; availability of aircraft; unplanned increases in financing or other costs; and actions by the United States and foreign governments.

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES




SIGNATURE
---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          COMAIR HOLDINGS, INC.


August 13, 1998                           BY: /s/ Randy D. Rademacher
                                             -------------------------------
                                          Randy D. Rademacher
                                          Senior Vice President Finance
                                          Chief Financial Officer