Form 10-Q/A
period 1998-06-30
COMAIR HOLDINGS INC
filed 1998-09-08
CIK 835344

                                   FORM 10-Q/A

                                (AMENDMENT NO. 1)


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

                        For the transition period from ______ to ______

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

                                    Yes  X        No
                                       ----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                             Outstanding At August 11, 1998
             -----                             ------------------------------
  Common stock, no par value                           66,408,119

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES
                     --------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

          FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)
          -------------------------------------------------------------

                                                                    1998                         1997
                                                                -----------                    --------
OPERATING REVENUES:
  Passenger                                                   $ 178,090,035                $ 152,084,199
  Cargo and other                                                 1,279,841                    1,111,331
  Non-airline operations                                          8,542,317                    5,846,212
                                                              -------------                -------------
    Total operating revenues                                  $ 187,912,193                $ 159,041,742
                                                              -------------                -------------

OPERATING EXPENSES:
  Salaries and related costs                                  $  33,004,713                $  26,746,103
  Aircraft fuel                                                  12,595,345                   13,705,454
  Maintenance materials and repairs                              13,737,084                   11,572,116
  Aircraft rent                                                  19,990,275                   18,107,620
  Other rent and landing fees                                     5,982,558                    5,564,061
  Passenger commissions                                          13,044,261                   12,210,359
  Other operating expenses                                       22,562,689                   19,952,345
  Depreciation and amortization                                   7,514,956                    7,214,273
  Non-airline direct costs                                        5,599,621                    3,861,535
                                                              -------------                -------------
    Total operating expenses                                  $ 134,031,502                $ 118,933,866
                                                              -------------                -------------

    Operating income                                          $  53,880,691                $  40,107,876
                                                              -------------                -------------
NONOPERATING INCOME (EXPENSE):
  Investment income                                           $   3,354,467                $   2,317,407
  Interest expense                                               (1,839,532)                  (1,793,273)
                                                              -------------                -------------
    Total nonoperating income, net                            $   1,514,935                $     524,134
                                                              -------------                -------------

    Income before income taxes                                $  55,395,626                $  40,632,010

Income taxes                                                     21,061,000                   15,425,000
                                                              -------------                -------------

    Net income                                                $  34,334,626                $  25,207,010
                                                              =============                =============

Weighted average number
   of shares outstanding - Basic (NOTE 3)                        66,596,109                   66,798,339
                                                              =============                =============
Net income per share - Basic (NOTE 3)                         $         .52                $         .38
                                                              =============                =============

Weighted average number
   of shares outstanding - Diluted (NOTE 3)                      67,557,224                   67,514,232
                                                              =============                =============
Net income per share - Diluted (NOTE 3)                       $         .51                $         .37
                                                              =============                =============

Dividends paid per share                                      $       0.040                $       0.040
                                                              =============                =============

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES




SIGNATURE
---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          COMAIR HOLDINGS, INC.


August 28, 1998                           BY: /s/ Randy D. Rademacher
                                          ---------------------------
                                          Randy D. Rademacher
                                          Senior Vice President Finance
                                          Chief Financial Officer