Form 10-Q
period 1998-09-30
COMAIR HOLDINGS INC
filed 1998-11-16
CIK 835344

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                ( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

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

                                  Yes  X   No
                                      ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                               Outstanding at November 11, 1998
          -----                               --------------------------------
  Common stock, no par value                             65,270,777

                              COMAIR HOLDINGS, INC.

                                      INDEX

                                                                       PAGE NOS.
PART I.   Financial Information -

 Consolidated Balance Sheets as of September 30, 1998 and March 31, 1998 ...3-4

 Consolidated Statements of Income -
     Three months ended September 30, 1998 and 1997 ........................ 5

Consolidated Statements of Income -
     Six months ended September 30, 1998 and 1997 .......................... 6

Consolidated Statements of Cash Flows -
     Six months ended September 30, 1998 and 1997 .......................... 7

Consolidated Statement of Shareholders' Equity
     Six months ended September 30, 1998 ................................... 8

Notes to Consolidated Financial Statements ................................9-11

Management's Discussion and Analysis of Financial
     Condition and Results of Operations .................................12-18


PART II. Other Information -

 Item 1. Legal Proceedings ................................................. 18

 Item 4. Submission of Matters to a Vote of Security Holders .............18-19

 Item 5. Other Events ...................................................... 19

 Item 6. Exhibits and Reports on Form 8-K. ...............................19-20

SIGNATURE ...................................................................21

                          PART I. FINANCIAL INFORMATION

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES
                     --------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

             AS OF SEPTEMBER 30, 1998 AND MARCH 31, 1998(UNAUDITED)
             ------------------------------------------------------



ASSETS                                         SEPT 30, 1998      MARCH 31, 1998
------                                         -------------      --------------


Current assets:
   Cash and cash equivalents                    $178,595,334        $156,214,247
   Marketable securities
      available-for-sale                          71,528,263          61,423,198
   Interest bearing deposits                      30,000,000          30,000,000
                                                ------------        ------------
                                                $280,123,597        $247,637,445

   Accounts receivable                            18,131,908          12,624,127
   Inventory of expendable parts                  19,778,569          19,478,981
   Future tax benefits                            14,108,532          13,436,538
   Prepaid expenses                                9,188,208          15,132,842
                                                ------------        ------------

         Total current assets                   $341,330,814        $308,309,933
                                                ------------        ------------

Property and equipment, at cost:
   Flight equipment                             $401,647,692        $403,487,347
   Maintenance, operations and
      office facilities                           10,292,723          10,292,723
   Other property and equipment                   49,813,372          47,777,606
                                                ------------        ------------

                                                $461,753,787        $461,557,676
   Less accumulated depreciation and
      amortization                               128,128,140         117,685,617
   Less reserve for engine overhauls and
      purchase incentives                         16,755,089          16,582,458
                                                ------------        ------------

                                                $316,870,558        $327,289,601

Construction in progress                           1,037,817             147,776
Advance payments and deposits
   for aircraft                                   24,181,262          24,187,396
                                                ------------        ------------

         Net property and equipment             $342,089,637        $351,624,773
                                                ------------        ------------

Other assets and deferred costs                 $ 11,787,486        $  9,802,095
                                                ------------        ------------

    Total assets                                $695,207,937        $669,736,801
                                                ============        ============

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES
                     --------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

             AS OF SEPTEMBER 30, 1998 AND MARCH 31, 1998 (UNAUDITED)
             -------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY           SEPT 30,1998       MARCH 31,1998
------------------------------------           ------------       -------------
Current liabilities:
   Current installments of long-term
      obligations                              $ 13,729,817        $ 13,435,345
   Accounts payable                              36,898,724          39,158,243
   Interline payable and deferred revenue         5,417,495           6,322,647
   Accrued lease expense                         22,059,487          22,732,440
   Accrued wages                                  9,947,034           6,953,710
   Accrued expenses                              16,834,367          15,604,000
   Accrued taxes                                  9,823,465          15,645,510
                                               ------------        ------------
         Total current liabilities             $114,710,389        $119,851,895

Long-term obligations                          $107,372,575        $114,312,516
                                               ------------        ------------

Deferred income taxes                          $ 72,078,560        $ 63,598,648
                                               ------------        ------------

Other liabilities and deferred credits         $ 12,045,495        $ 10,127,901
                                               ------------        ------------

Shareholders' equity:
   Common stock, no par value,
      100,000,000 shares authorized,
      65,425,714 and 66,658,127 issued
      and outstanding, respectively            $  5,552,955        $ 42,072,045
   Preferred stock, no par value,
      1,000,000 shares authorized, none
      issued or outstanding                            -                   -
   Net unrealized gain on marketable
      securities available-for-sale                 341,458             263,576
   Retained earnings                            383,106,505         319,510,220
                                               ------------        ------------

         Total shareholders' equity            $389,000,918        $361,845,841
                                               ------------        ------------

 Total liabilities and shareholders' equity    $695,207,937        $669,736,801
                                               ============        ============

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES
                     --------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)
       ------------------------------------------------------------------


                                                  1998                 1997
                                              -------------       -------------
OPERATING REVENUES:
  Passenger                                   $ 185,722,038       $ 155,871,181
  Cargo and other                                 1,402,339           1,319,642
  Non-airline operations                          7,887,814           5,679,915
                                              -------------       -------------
    Total operating revenues                  $ 195,012,191       $ 162,870,738
                                              -------------       -------------

OPERATING EXPENSES:
  Salaries and related costs                  $  35,986,559       $  28,788,245
  Aircraft fuel                                  13,071,390          13,775,404
  Maintenance materials and repairs              15,509,865          13,567,773
  Aircraft rent                                  20,752,254          18,717,067
  Other rent and landing fees                     6,765,228           5,220,117
  Passenger commissions                          13,282,111          12,276,812
  Other operating expenses                       23,803,186          19,839,737
  Depreciation and amortization                   7,405,544           7,557,841
  Non-airline direct costs                        5,522,300           3,907,337
                                              -------------       -------------
    Total operating expenses                  $ 142,098,437       $ 123,650,333
                                              -------------       -------------
    Operating income                          $  52,913,754       $  39,220,405
                                              -------------       -------------

NONOPERATING INCOME (EXPENSE):
  Investment income                           $   3,991,829       $   2,605,139
  Interest expense                               (1,804,484)
                                                                  -------------
                                                                     (2,229,019)
    Total nonoperating income, net            $   2,187,345       $     376,120
                                              -------------       -------------

    Income before income taxes                $  55,101,099       $  39,596,525

Income taxes                                     20,510,000          15,051,000
                                              -------------       -------------

    Net income                                $  34,591,099       $  24,545,525
                                              =============       =============

Weighted average number
   of shares outstanding - Basic (Note 3)        66,177,341          66,809,227
                                              =============       =============
Net income per share - Basic (Note 3)         $         .52       $         .37
                                              =============       =============

Weighted average number
   of shares outstanding - Diluted (Note 3)      67,118,360          67,481,241
                                              =============       =============
Net income per share - Diluted (Note 3)       $         .52       $         .36
                                              =============       =============

Dividends paid per share                      $       0.040       $       0.040
                                              =============       =============

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES
                     --------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

        FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)
        ----------------------------------------------------------------


                                                        1998                  1997
                                                   -------------         -------------
OPERATING REVENUES:
  Passenger                                        $ 363,812,073         $ 307,955,380
  Cargo and other                                      2,682,180             2,430,973
  Non-airline operations                              16,430,131            11,526,127
                                                   -------------         -------------
    Total operating revenues                       $ 382,924,384         $ 321,912,480
                                                   -------------         -------------

OPERATING EXPENSES:
  Salaries and related costs                       $  68,991,271         $  55,534,348
  Aircraft fuel                                       25,666,735            27,480,858
  Maintenance materials and repairs                   29,246,948            25,139,889
  Aircraft rent                                       40,742,529            36,824,688
  Other rent and landing fees                         12,747,786            10,784,178
  Passenger commissions                               26,326,372            24,487,171
  Other operating expenses                            46,365,877            39,792,083
  Depreciation and amortization                       14,920,500            14,772,113
  Non-airline direct costs                            11,121,921             7,768,872
                                                   -------------         -------------
    Total operating expenses                       $ 276,129,939         $ 242,584,200
                                                   -------------         -------------
    Operating income                               $ 106,794,445         $  79,328,280
                                                   -------------         -------------

NONOPERATING INCOME (EXPENSE):
  Investment income                                $   7,346,296         $   4,922,546
  Interest expense                                    (3,644,016)           (4,022,292)
                                                   -------------         -------------
    Total nonoperating income, net                 $   3,702,280         $     900,254
                                                   -------------         -------------

    Income before income taxes                     $ 110,496,725         $  80,228,534

Income taxes                                          41,571,000            30,476,000
                                                   -------------         -------------

    Net income                                     $  68,925,725         $  49,752,534
                                                   =============         =============

Weighted average number
   of shares outstanding - Basic (Note 3)             66,385,581            66,803,520
                                                   =============         =============
Net income per share - Basic (Note 3)              $        1.04         $         .74
                                                   =============         =============

Weighted average number
   of shares outstanding - Diluted (Note 3)           67,284,301            68,735,791
                                                   =============         =============
Net income per share - Diluted (Note 3)            $        1.02         $         .72
                                                   =============         =============

Dividends paid per share                           $       0.080         $       0.080
                                                   =============         =============

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES
                     --------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

        FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)
        ----------------------------------------------------------------


                                                               1998               1997
                                                               ----               ----
Cash Flows From Operating Activities:
Net income                                              $  68,925,725         $  49,749,284
   Adjustments to reconcile net income to
     net cash provided by operating activities:
   Depreciation and amortization                           14,920,500            14,772,114
   Amortization and accrual of overhaul expenses            6,819,101             6,958,086
   Deferred income tax provision                            7,807,919             5,242,070
   Other, net                                                 531,032              (691,758)
   Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable              (5,507,781)            6,383,227
   Decrease (increase) in inventory of
     expendable parts                                        (299,588)              363,140
   Decrease (increase) in other current assets              5,944,634             4,983,620
   Increase (decrease) in accounts payable                 (2,259,519)           (6,461,736)
   Increase (decrease) in other current
     liabilities                                           (3,176,459)           10,436,151
                                                        -------------         -------------
     Net cash provided by operating activities          $  93,705,564         $  91,734,198
                                                        -------------         -------------

Cash Flows From Investing Activities:
   Additions to property and equipment                  $ (12,392,505)        $ (23,027,141)
   Interest bearing investments                                   -             (30,000,000)
   Purchases and maturities of marketable
     securities, net                                      (20,396,746)          (10,091,609)
   Proceeds from sale of marketable securities             10,369,563            10,354,574
   Deferred costs                                             (73,530)             (614,356)
   Other, net                                                (337,260)           (1,078,744)
                                                        -------------         -------------
     Net cash used in investing activities              $ (22,830,478)        $ (54,457,276)
                                                        -------------         -------------

Cash Flows From Financing Activities:
   Issuance of common stock                             $     261,526         $     709,440
   Repurchase of common stock                             (36,780,616)             (986,250)
   Payments of cash dividends and
     repurchase of fractional shares                       (5,329,440)           (5,343,822)
   Repayments of long-term obligations                     (6,645,469)           (6,584,697)
                                                        -------------         -------------
     Net cash used in financing activities              $ (48,493,999)        $ (12,205,329)
                                                        -------------         -------------

Net increase in cash and cash
   equivalents                                          $  22,381,087         $  25,071,593
                                                        -------------         -------------
Cash and cash equivalents at
   beginning of period                                  $ 156,214,247         $ 122,604,792
                                                        -------------         -------------
Cash and cash equivalents at end of period              $ 178,595,334         $ 147,676,385
                                                        =============         =============
Cash paid during the period for interest                $   4,132,512         $   4,348,002
                                                        =============         =============
Cash paid during the period for income taxes            $  42,093,867         $  19,220,418
                                                        =============         =============

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES
                     --------------------------------------

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 ----------------------------------------------

                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998
                   -------------------------------------------


                                    Number of                                     Accumulated
                                     Shares                                          Other
                                   Issued and      Comprehensive    Common        Comprehensive    Retained
                                   Outstanding        Income         Stock        Income(Loss)     Earnings           Total
                                    ----------     -----------    ------------     ---------     -------------     -------------

Balance, March 31, 1998             66,658,127             -      $ 42,072,045     $ 263,576     $ 319,510,220     $ 361,845,841
                                    ----------     -----------    ------------     ---------     -------------     -------------

Repurchase of common shares         (1,270,000)            -       (36,780,616)          -                 -         (36,780,616)
Exercise of stock options
($6.74- $15.805 per share)              37,587             -           261,526           -                 -             261,526
Dividends ($.040 per share)                -                               -             -          (5,329,440)       (5,329,440)
Comprehensive Income:
      Net Income                                   $68,925,725                           -          68,925,725        68,925,725
                                                   -----------
      Other Comprehensive Income,
      net of tax:
      Net unrealized gain on
        marketable securities
        available-for-sale                 -            77,882             -          77,882               -              77,882
                                                        ------
Comprehensive Income                       -       $69,003,607             -             -
                                    ----------     -----------    ------------     ---------     -------------     -------------


Balance, September 30, 1998         65,425,714                    $  5,552,955     $ 341,458     $ 383,106,505     $ 389,000,918
                                    ==========                    ============     =========     =============     =============

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

NOTE 3: In the third quarter of fiscal 1998, the Company adopted Financial Accounting Standards Board Statement No. 128 (SFAS No. 128), "Earnings Per Share", which replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of both the numerator and denominator of the basic earnings per share computation for the same components in the diluted earnings per share computation. The following table shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares for the three and six months ending September 30, 1998 and 1997 of dilutive potential common stock.

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



                                       2nd Quarter     2nd Quarter    Year-to-Date    Year-to-Date
                                          1999            1998             1999            1998
                                       -----------     -----------     -----------     -----------
Numerator:
 Net Income                            $34,591,099     $24,545,525     $68,925,725     $49,752,534
                                       -----------     -----------     -----------     -----------

Denominator:
 For Earnings Per Share - Basic:
    Weighted Average Shares
    Outstanding - Basic                 66,177,341      66,809,227      66,385,581      66,803,520

Effect of Dilutive Securities:
  Stock Options                            941,019         672,014         898,720         477,002

 For Earnings Per Share - Diluted:
    Weighted Average Shares
    Outstanding - Diluted               67,118,360      67,481,241      67,284,301      67,280,522
                                       -----------     -----------     -----------     -----------

Earnings Per Share - Basic             $       .52     $       .37     $      1.04     $       .74
                                       -----------     -----------     -----------     -----------

Earnings Per Share - Diluted           $       .52     $       .36     $      1.02     $       .74
                                       -----------     -----------     -----------     -----------


NOTE 4: In the first quarter of fiscal 1998, the Company adopted Financial Accounting Standards Board Statement No. 130 (SFAS No. 130), "Reporting Comprehensive Income", which requires that comprehensive income and the associated income tax expense or benefit be reported in a financial statement with the same prominence as other financial statements with an aggregate amount of comprehensive income reported in that same financial statement. SFAS No. 130 permits a statement of financial position, a statement of changes in shareholders' equity, or notes to the financial statements to be used to meet this requirement. "Other Comprehensive Income" refers to revenues, expenses, gains and losses that under GAAP are included in comprehensive income but bypass net income. The Company has chosen to disclose comprehensive income, which encompasses net income and unrealized gains or losses of marketable securities available for sale, in the Consolidated Statement of Shareholders' Equity. Prior years have been restated to conform to SFAS No. 130 requirements.

         Total comprehensive income for the six month period ending September 30, 1997 is as follows.


                  Net Income                                        $49,749,284

                  Other comprehensive income, net of tax:
                           Net unrealized gain on marketable
                            securities available-for-sale               287,594

                            Comprehensive income                    $50,036,878

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

         COMAIR operates as a "Delta Connection" carrier under a ten-year marketing agreement with Delta Air Lines, Inc. dated and effective in October of 1989. The agreement may be terminated by either party on not less than one hundred eighty (180) days' advance written notice. Delta owns approximately 21% of the Company's outstanding common stock, leases reservation equipment and terminal facilities to COMAIR, and provides certain services to COMAIR including reservations and passenger and aircraft handling services. Approximately 47% of COMAIR's passengers in the second quarter of fiscal 1999 connected to Delta. The Company has historically benefited from its relationship with Delta. However, the Company's results of operations and financial condition could be adversely impacted by Delta's decisions regarding routes and other operational matters, as well as, any material interruption or modifications in this arrangement.

         For the second quarter of fiscal 1999, the Company reported record second quarter operating revenues, operating income, net income and passenger enplanements. Operating revenues for the second quarter increased to $195.0 million, up 20% from the $162.9 million reported in the second quarter of fiscal 1998.

         Operating income, net income and net income per diluted share for the second quarter of fiscal 1999 all increased when compared with the results reported in the second quarter of fiscal 1998. Operating income for the quarter rose 35% to $52.9 million from $39.2 million. Net income increased 41% to $34.6 million from $24.5 million, while diluted earnings per share increased 44% to $.52 per share from $.36 per share.

         The increase in earnings is largely the result of increased passenger enplanements which has translated into higher load factors. Passenger enplanements grew 18% over last year's second quarter levels while load factors exceeded last year's by approximately 3 percentage points. The growth in passengers and load factors is clear evidence of our continuing success throughout our system as we continue to upgrade turboprops to jets and add new jet service, particularly in our Cincinnati hub where more than 80% of COMAIR's operations exist. COMAIR did receive additional passengers from the Northwest and Air Canada strikes, however, this benefit was offset somewhat by the hurricane which affected a portion of our route structure during the last week of September.

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)


         Revenue passenger miles (RPMs) grew 19%. Capacity, available seat miles
(ASMs), grew 13% as we continue to replace turboprop aircraft and add new jet service. During the second quarter we replaced one turboprop with jet equipment and added new jet service to Houston, Texas and Green Bay, Wisconsin from Cincinnati. Currently, more than 85% of COMAIR's capacity is generated by jet aircraft.

                          CAPACITY AND TRAFFIC ANALYSIS

                                                  QUARTER ENDED
                                              9/30/98           9/30/97
                                              -------           -------

                  Passengers                 1,654,670         1,397,144
                  ASMs (000s)                  856,522           754,966
                  RPMs (000s)                  562,618           471,169
                  Load factor                     65.7%             62.4%
                  Breakeven load factor           48.2%             48.1%
                  Yield (cents)                   33.0              33.1
                  Cost per ASM (cents)            15.8              15.7

     The following tables show the expense categories for COMAIR for the second quarter of the last two fiscal years.


                               EXPENSE CATEGORIES

                                 QTR Ended        Cents    QTR Ended      Cents
                                  9/30/98        per ASM    9/30/97      Per ASM
                                  -------        -------    -------      -------

Salaries and Related Costs     $ 35,986,559        4.2   $ 28,788,245        3.8
Aircraft Fuel                    13,071,390        1.5     13,775,404        1.8
Maintenance Materials
   and Repairs                   15,509,865        1.8     13,567,773        1.8
Aircraft Rent                    20,752,254        2.4     18,717,067        2.5
Other Rent and Landing
   Fees                           6,765,228        0.8      5,220,117        0.7
Passenger Commissions            13,282,111        1.6     12,276,812        1.6
Other Operating Expenses         23,739,125        2.8     19,781,614        2.6
Depreciation and
   Amortization                   6,413,741        0.7      6,631,421        0.9
                               ------------     ------   ------------     ------
                               $135,520,273       15.8   $118,758,453       15.7
                               ============     ======   ============     ======

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)


                               EXPENSE CATEGORIES


                                6 Mo. Ended       Cents   6 Mo. Ended     Cents
                                  9/30/98        per ASM    9/30/97      Per ASM
                                  -------        -------    -------      -------
Per ASM

Salaries and Related Costs     $ 68,991,271        4.2   $ 55,534,348        3.7
Aircraft Fuel                    25,666,735        1.5     27,480,858        1.8
Maintenance Materials
   and Repairs                   29,246,948        1.8     25,139,889        1.7
Aircraft Rent                    40,742,529        2.4     36,824,687        2.5
Other Rent and Landing
   Fees                          12,747,786        0.8     10,784,178        0.7
Passenger Commissions            26,326,372        1.6     24,487,171        1.6
Other Operating Expenses         46,245,991        2.8     39,698,542        2.6
Depreciation and
   Amortization                  12,992,836        0.8     13,062,483        0.9
                               ------------     ------   ------------     ------
                               $262,960,468       15.9   $233,012,156       15.5
                               ============     ======   ============     ======



     Salaries and related costs have risen from the second quarter of last year. This increase has two main components. The Company hired additional personnel to enhance operating effectiveness and service the growing passenger base. The average number of employees increased 20% over last year's second quarter levels. Finally, in the first quarter of fiscal 1999, the Company implemented a wage increase that impacted approximately 60% of the workforce in order to keep us proactive in our efforts to attract and retain the best people in our industry and to recognize the service of our employees.

     Aircraft fuel expense decreased in total and on a unit cost basis. Aircraft fuel price per gallon, including taxes and into-plane fees, for the second quarter of fiscal 1999 decreased 20% to 56.4 cents from 70.2 cents a year ago. The benefit from the lower fuel prices was partially offset by an 18% increase in consumption.

     Maintenance material and repair costs remained the same as last year on a unit cost basis. Total spending for maintenance increased as we incurred higher maintenance costs due to warranty periods expiring on certain jet aircraft and higher costs of scheduled repairs on certain components.

     Aircraft rent expense increased in total but decreased on a unit cost basis. The decrease in unit cost was generated by a year over year increase in aircraft utilization. Aircraft utilization was aided by the addition of new daily jet service to Houston, Texas and Green Bay, Wisconsin and weekend service to Nassau, Bahamas from Cincinnati during the second quarter. Aircraft rent expense for the Canadair Jets was also lower as a result of lower interest rates. Since October 1997, COMAIR has acquired fourteen Canadair Jets through operating leases.

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)


         Other rent and landing fees increased in total and on a unit cost basis due to higher facilities rental and landing fees resulting from the addition of the larger Canadair Jets.

         Travel agency and credit card commissions have increased as a result of a 19% increase in passenger revenues. This increase was offset in part by a change in COMAIR's commission structure beginning in September 1997 which reduced commissions from 10% to 8% on tickets purchased in the U.S. and Canada. Although unit revenues (revenue per available seat mile) were higher in the second quarter of fiscal 1999, commission cost per available seat mile (ASM) remained the same as result of this new commission structure which lowered the weighted average domestic commission rates. Commissions as a percentage of passenger revenues were 7.2% this quarter and 7.9% last year.

         Other operating expenses (the principle components of which include passenger reservation fees, aircraft and passenger handling, crew training, crew accommodations and per diem expense, property taxes, advertising expenses and insurance expense) increased in total and on a unit cost basis. The increase was due primarily to higher passenger reservation fees associated with the increase in passenger enplanements.

         Depreciation and amortization decreased on a unit cost basis. The decrease in unit cost is due to the additional capacity generated by the fourteen Canadair Jets acquired through operating leases since October 1997.

         Investment income in the second quarter of fiscal 1999 was higher than second quarter of fiscal 1998 due to higher average cash balances available for investment.

         The Company's effective tax rate, which includes federal, state and local taxes, approximated the statutory rate in the second quarter of fiscal 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

              In the first six months of fiscal 1999, the Company generated cash from operating activities of $93.7 million. Total working capital increased to $226.6 million from $188.5 million at March 31, 1998, while the current ratio increased to 2.98 from 2.57. The Company repaid long-term obligations of $6.6 million and paid cash dividends of $5.3 million. The Company's long-term debt to equity position was 22% debt, 78% equity at September 30, 1998, as compared to 24% debt, 76% equity at March 31, 1998. During the first six months, the Company had net property and equipment additions of $12.4 million. These additions were financed with working capital. In fiscal 1999, additional capital for repayment of long-term obligations, planned dividend payments and other capital expenditures are expected to be provided by operations.

         In fiscal 1995, the Board of Directors authorized the Company to repurchase up to 13.8 million shares of common stock from time to time as market conditions dictate. As of September 30, 1998, the Company had repurchased 8.6 million shares of this authorization at a cost of $88.6 million. During the first six months of fiscal 1999 the Company has repurchased 1.3 million shares at a approximate cost of $36.8 million. The Company has repurchased an additional 160,000 shares at a cost of approximately $5.0 million from October 1 to November 11, 1998.

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)


         COMAIR has taken delivery of eight new generation, 50-passenger Canadair Jet aircraft during the first six months of fiscal 1999 bringing the total Canadair Jet fleet to 67. For 20 of these aircraft, the manufacturer agreed to arrange the lease financing, including the right to return the aircraft after seven years with no cost to COMAIR other than normal and customary return provisions related to the condition of the aircraft. Ten aircraft were financed with debt, one was acquired with working capital, while the other 36 aircraft were financed through operating leases with terms of up to
16.5 years.

         As of September 30, 1998, COMAIR had scheduled delivery positions for 13 Canadair Jets to be delivered through fiscal 2000, all of which are from our previous firm order of 80 aircraft. The aggregate cost of these aircraft, including support equipment and estimated escalation, is expected to be approximately $236 million. On October 1, 1998, COMAIR signed a 10-year agreement with Bombardier Aerospace of Canada to acquire 50 additional jets including 20 of their new 70-passenger jets and 30, 50-passenger jets. This firm order of 50 jets, including estimated escalation costs and related support equipment, is valued at more than $1 billion. COMAIR will receive its 80th jet in August 1999 and will continue to accept delivery of at least one 50-passenger aircraft each month through February of 2001. COMAIR will take delivery of its first 70-passenger jet at the end of calendar 2001. In addition to this firm order, COMAIR has options for 115 additional aircraft, valued at $2.8 billion, including support equipment and estimated escalation, which could be available for delivery in 2001 through 2007.

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

         The Company depends on many internal and external information technology systems that were not originally designed to process dates beyond 1999. The Company has developed a Year 2000 Readiness Program (Program) to ensure that its systems will function properly in the Year 2000 and thereafter. The Company expects this Program to be completed in September 1999. With the assistance of an experienced outside consultant, specializing in the aviation technology field, we have formulated a plan to address all of the Company's information technology requirements that could be impacted by any potential Year 2000 issues. Our Program has been initially focused on our internal information technology. This includes software applications, hardware and infrastructure which are essential for flight scheduling; aircraft maintenance; revenue management; finance systems, which includes revenue accounting; internal communication systems and facility management.

         While our initial focus has been on internal information technology systems, the Program also encompasses non-Information Technology equipment, aircraft and flight support systems, our suppliers and facilities. We have also been involved in industry efforts led by the Air Transport Association (ATA) and the Regional Airline Association (RAA) in addressing Year 2000 issues concerning third party relationships that include the Federal Aviation Administration
(FAA), the U.S. Department of Transportation (DOT), and airport authorities.

         The Company has taken a phased approach to this Program that includes:
Identification & Awareness, Assessment, Remediation and Testing. Based on this approach, the Identification & Awareness and Assessment phases of all the Company's critical internal information technology systems, non-information technology

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)


equipment, aircraft and flight support systems, are complete. These systems specifically include, but are not limited to, those that are critical and essential for the Company to continue operations without interruption. The Company is continuing to work through the remaining phases and expects the Remediation phase to be substantially complete by April 1999, and the Testing phase to be completed by September 1999.

         The Company estimates that the overall cost of the Year 2000 readiness activities will approximate $3 million. This cost includes hardware and software upgrades, consultant fees, and internal staffing salaries for our employees involved in the Program. The total amount expended on the Program through September 30, 1998, was approximately $700,000.

         As indicated, the Company has also assessed Year 2000 issues concerning its relationships with third parties. We continue to identify those vendors and suppliers that we define as critical to our business, and have initiated formal communications with those that provide goods and services that are essential to our operations. These third parties include the suppliers of infrastructure critical to the airline industry, such as the air traffic control and related systems of the FAA, DOT and local airport authorities. Other critical third parties on which the Company's relies include other airlines, the suppliers of aircraft fuel, utilities, communications services and other airline reservation systems. The progress of each of their Year 2000 Programs is being monitored based on information provided to us by them. The failure of third parties to remediate their respective systems could have a material effect on the Company's financial condition, cash flows and results of operations.

         The Company is revising its current business interruption contingency plans to address internal and external issues related to the Year 2000 problem to the extent practicable. Revisions to these plans are expected to be completed by September 1999. These plans, which are intended to enable the Company to operate to the extent possible, include carrying additional inventories for fuel and flight essential components; performing certain processes manually; repairing existing systems; changing suppliers; and reducing or suspending operations. The Company believes that since the Year 2000 issues are so widespread in nature, the contingency plans will require further modifications as additional information becomes available regarding results of the Company's Remediation & Testing phase and the status of third party Year 2000 readiness.

         The Company is currently of the opinion that its material processes and systems, to the extent within its control, will be in compliance with Year 2000 requirements in the time frame mentioned. However, there can be no assurance that the Company's internal systems or equipment or those of third parties on which the Company relies will be Year 2000 compliant in a timely manner or the Company's or third parties' contingency plans will mitigate the effects of any noncompliance. The failure of the systems or equipment of the Company or third parties (which the Company believes is the most reasonably likely worst case scenario) could result in the reduction or suspension of the Company's operations and could have a material adverse effect on the Company's financial condition, cash flows and results of operations.

         Numerous lawsuits, as described in the Registrant's Form 10-K dated March 31, 1998, regarding the crash of Flight 3272 in January 1997 near Detroit, Michigan have been filed. A substantial number of claims have been settled. The Company maintains sufficient insurance coverage for any remaining claims and, at this time, believes that the claims, expenses and litigation related to this accident will not have a material adverse effect on the Company's financial condition, cash flows or results of operations.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On August 30, 1996, COMAIR filed suit challenging a decision of the National Mediation Board. This matter involves the demand of the International Brotherhood of Teamsters to represent COMAIR flight attendants and a finding by the National Mediation Board that a majority of the employees of the flight attendant craft had not cast ballots in favor of representation. Subsequently, the National Mediation Board reopened the case, counted additional ballots and changed its ruling by certifying the International Brotherhood of Teamsters as a collective bargaining representative for the flight attendants of COMAIR. On September 23, 1998, the court ruled in favor of the National Mediation Board's certification of the International Brotherhood of Teamsters as a collective bargaining representative for the flight attendants of COMAIR. At this time, COMAIR is evaluating the possibility of appealing this decision.

         There are no other material legal proceedings pending adverse to the Company, any of its subsidiaries or their property, except proceedings arising in the ordinary course of business. The Company believes that all such proceedings are either adequately insured or will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. AT THE COMPANY'S ANNUAL MEETING OF SHAREHOLDERS HELD ON AUGUST 11, 1998, THE FOLLOWING ACTIONS WERE TAKEN BY SHAREHOLDERS:

4.1 All persons nominated as Class A Directors were elected with the votes for each person being:



-------------------------------------------------------------------------------------------------------------------
                                                                                    Shares Against
               Name                                Shares For                         or Withheld
--------------------------------------------------------------------------------------------------------
Robert H. Castellini                              59,127,267                             483,664
--------------------------------------------------------------------------------------------------------
Christopher J. Murphy III                         59,147,111                             463,820
--------------------------------------------------------------------------------------------------------
Gerald L. Wolken                                  59,132,503                             478,428
--------------------------------------------------------------------------------------------------------

        4.2 Amendment to the Company's Articles of Incorporation to increase the authorized number of shares of Common Stock to 200 million was approved by the following vote:


--------------------------------------------------------------------------------------------------------
   Shares For            Shares Against                Shares Abstained                Broker Non-Votes
--------------------------------------------------------------------------------------------------------
   56,069,048              3,382,056                        159,827                           0
--------------------------------------------------------------------------------------------------------

         4.3 Amendments to the 1990 Stock Option Plan were approved by the following vote:


--------------------------------------------------------------------------------------------------------
   Shares For            Shares Against                Shares Abstained                Broker Non-Votes
--------------------------------------------------------------------------------------------------------
   51,021,978              1,084,455                        405,153                        7,099,345
--------------------------------------------------------------------------------------------------------

         4.4 The selection of Arthur Andersen LLP as independent public accountants for fiscal year 1999 was ratified by the following vote:

--------------------------------------------------------------------------------------------------------
  Shares For              Shares Against               Shares Abstained                Broker Non-Votes
--------------------------------------------------------------------------------------------------------
  59,078,455               101,368                          160,810                           0
--------------------------------------------------------------------------------------------------------


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


        (a) Exhibit 10.13 - Amendment to Bombardier Regional Aircraft Division Purchase Agreement between Bombardier Inc. and Comair, Inc. dated November 24, 1997

        (b) Exhibit 10.14 - Bombardier Aerospace, Regional Aircraft Purchase Agreement between Bombardier Inc. and Comair, Inc. dated September 30, 1998

        (c)       Exhibit 99 - Forward looking statements
                  ---------------------------------------

        (d)       Reports on Form 8-K
                  -------------------

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

Risk Factors Affecting Comair Holdings, Inc.
--------------------------------------------

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





                                          COMAIR HOLDINGS, INC.


November 13, 1998                         BY: /s/ Randy D. Rademacher
                                          ------------------------------
                                          Randy D. Rademacher
                                          Senior Vice President Finance
                                          Chief Financial Officer