Form 10-Q
period 1998-12-31
COMAIR HOLDINGS INC
filed 1999-02-16
CIK 835344

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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

                                    Yes  X  No
                                        ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                               Outstanding at February  12, 1999
          -----                                               -----------------------  --------
  Common stock, no par value                                           64,920,459

                              COMAIR HOLDINGS, INC.

                                      INDEX

                                                                                                                          PAGE NOS.
                                                                                                                          ---------
PART I.   Financial Information -

Consolidated Balance Sheets as of December 31, 1998 and March 31, 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . 3-4

Consolidated Statements of Income -
     Three months ended December 31, 1998 and 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

Consolidated Statements of Income -
     Nine months ended December 31, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

Consolidated Statements of Cash Flows -
     Nine months ended December 31, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

Consolidated Statement of Shareholders' Equity
     Nine months ended December 31, 1998 . . . . . . . . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9-11

Management's Discussion and Analysis of Financial
     Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12-18


PART II. Other Information -

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

SIGNATURE . .  .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20

                          PART I. FINANCIAL INFORMATION

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

              AS OF DECEMBER 31, 1998 AND MARCH 31, 1998(UNAUDITED)


ASSETS                                              DEC 31, 1998               MARCH 31, 1998
------                                              ------------               --------------
Current assets:
   Cash and cash equivalents                        $172,939,802                $156,214,247
   Marketable securities
      available-for-sale                              71,374,134                  61,423,198
   Interest bearing investment                        30,000,000                  30,000,000
                                                    ------------                ------------
                                                    $274,313,936                $247,637,445

   Accounts receivable                                12,932,716                  12,624,127
   Inventory of expendable parts                      18,366,939                  19,478,981
   Future tax benefits                                14,871,336                  13,436,538
   Prepaid expenses                                    4,552,849                  15,132,842
                                                    ------------                ------------

         Total current assets                       $325,037,776                $308,309,933
                                                    ------------                ------------

Property and equipment, at cost:
   Flight equipment                                 $420,880,064                $403,487,347
   Maintenance, operations and
      office facilities                               10,292,723                  10,292,723
   Other property and equipment                       51,903,864                  47,777,606
                                                    ------------                ------------

                                                    $483,076,651                $461,557,676
   Less accumulated depreciation and
      amortization                                   132,288,469                 117,685,617
   Less reserve for engine overhauls and
      purchase incentives                             16,634,737                  16,582,458
                                                    ------------                ------------

                                                    $334,153,445                $327,289,601

Construction in progress                               2,449,498                     147,776
Advance payments and deposits
   for aircraft                                       53,645,037                  24,187,396
                                                    ------------                ------------

         Net property and equipment                 $390,247,980                $351,624,773
                                                    ------------                ------------

Other assets and deferred costs                     $ 11,696,241                $  9,802,095
                                                    ------------                ------------

    Total assets                                    $726,981,997                $669,736,801
                                                    ============                ============

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

             AS OF DECEMBER 31, 1998 AND MARCH 31, 1998 (UNAUDITED)


LIABILITIES AND SHAREHOLDERS' EQUITY                               DEC 31, 1998              MARCH 31,1998
------------------------------------                               ------------              -------------
Current liabilities:
   Current installments of long-term obligations                   $ 13,743,598               $ 13,435,345
   Accounts payable                                                  48,802,504                 39,158,243
   Interline payable and deferred revenue                             7,462,792                  6,322,647
   Accrued lease expense                                             27,197,774                 22,732,440
   Accrued wages                                                     10,257,967                  6,953,710
   Accrued expenses                                                  18,000,943                 15,604,000
   Accrued taxes                                                     12,346,189                 15,645,510
                                                                   ------------               ------------
         Total current liabilities                                 $137,811,767               $119,851,895

Long-term obligations                                              $103,821,936               $114,312,516
                                                                   ------------               ------------

Deferred income taxes                                              $ 70,833,560               $ 63,598,648
                                                                   ------------               ------------

Other liabilities and deferred credits                             $ 12,252,536               $ 10,127,901
                                                                   ------------               ------------

Shareholders' equity:
   Common stock, no par value,
      200,000,000 shares authorized,
      64,918,859 and 66,658,127 issued
      and outstanding, respectively                                $       --                 $ 42,072,045
   Preferred stock, no par value,
      1,000,000 shares authorized, none
      issued or outstanding                                                --                         --
   Net unrealized gain on marketable
      securities available-for-sale                                     570,119                    263,576
   Retained earnings                                                401,692,079                319,510,220
                                                                   ------------               ------------

         Total shareholders' equity                                $402,262,198               $361,845,841
                                                                   ------------               ------------

 Total liabilities and shareholders' equity                        $726,981,997               $669,736,801
                                                                   ============               ============

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

        FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997 (UNAUDITED)

                                                                                              1998                         1997
                                                                                         -------------                -------------
OPERATING REVENUES:
  Passenger                                                                              $ 178,470,656                $ 156,134,284
  Cargo and other                                                                            1,381,313                    1,207,746
  Non-airline operations                                                                     8,634,716                    5,815,565
                                                                                         -------------                -------------
    Total operating revenues                                                             $ 188,486,685                $ 163,157,595
                                                                                         -------------                -------------

OPERATING EXPENSES:
  Salaries and related costs                                                             $  36,187,196                $  29,247,502
  Aircraft fuel                                                                             13,452,923                   13,997,363
  Maintenance materials and repairs                                                         14,263,792                   13,834,223
  Aircraft rent                                                                             20,846,176                   18,852,642
  Other rent and landing fees                                                                6,007,931                    5,171,146
  Passenger commissions                                                                     11,198,037                   12,988,318
  Other operating expenses                                                                  24,857,751                   20,203,957
  Depreciation and amortization                                                              7,575,448                    7,374,812
  Non-airline direct costs                                                                   5,789,347                    3,568,399
                                                                                         -------------                -------------
    Total operating expenses                                                             $ 140,178,601                $ 125,238,362
                                                                                         -------------                -------------
    Operating income                                                                     $  48,308,084                $  37,919,233
                                                                                         -------------                -------------

NONOPERATING INCOME (EXPENSE):
  Investment income                                                                      $   3,263,458                $   3,106,304
  Interest expense                                                                          (1,227,879)                  (1,865,391)
                                                                                         -------------                -------------
    Total nonoperating income, net                                                       $   2,035,579                $   1,240,913
                                                                                         -------------                -------------

    Income before income taxes                                                           $  50,343,663                $  39,160,146

Income taxes                                                                                18,688,000                   14,887,000
                                                                                         -------------                -------------

    Net income                                                                           $  31,655,663                $  24,273,146
                                                                                         =============                =============

Weighted average number
   of shares outstanding - Basic (Note 3)                                                   65,206,319                   67,058,025
                                                                                         =============                =============
Net income per share - Basic (Note 3)                                                    $         .49                $         .36
                                                                                         =============                =============

Weighted average number
   of shares outstanding - Diluted (Note 3)                                                 66,212,408                   67,784,126
                                                                                         =============                =============
Net income per share - Diluted (Note 3)                                                  $         .48                $         .36
                                                                                         =============                =============

Dividends paid per share                                                                 $       0.040                $       0.040
                                                                                         =============                =============

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

        FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997 (UNAUDITED)

                                                                                              1998                         1997
                                                                                         -------------                -------------
OPERATING REVENUES:
  Passenger                                                                              $ 542,282,729                $ 464,089,664
  Cargo and other                                                                            4,063,494                    3,638,719
  Non-airline operations                                                                    25,064,847                   17,341,692
                                                                                         -------------                -------------
    Total operating revenues                                                             $ 571,411,070                $ 485,070,075
                                                                                         -------------                -------------

OPERATING EXPENSES:
  Salaries and related costs                                                             $ 105,178,468                $  84,781,850
  Aircraft fuel                                                                             39,119,658                   41,478,221
  Maintenance materials and repairs                                                         43,510,741                   38,974,112
  Aircraft rent                                                                             61,588,705                   55,677,329
  Other rent and landing fees                                                               18,755,717                   15,955,324
  Passenger commissions                                                                     37,524,409                   37,475,489
  Other operating expenses                                                                  71,223,626                   59,996,041
  Depreciation and amortization                                                             22,495,948                   22,146,925
  Non-airline direct costs                                                                  16,911,268                   11,337,271
                                                                                         -------------                -------------
    Total operating expenses                                                             $ 416,308,540                $ 367,822,562
                                                                                         -------------                -------------
    Operating income                                                                     $ 155,102,530                $ 117,247,513
                                                                                         -------------                -------------

NONOPERATING INCOME (EXPENSE):
  Investment income                                                                      $  10,609,753                $   8,028,851
  Interest expense                                                                          (4,871,895)                  (5,887,683)
                                                                                         -------------                -------------
    Total nonoperating income, net                                                       $   5,737,858                $   2,141,168
                                                                                         -------------                -------------

    Income before income taxes                                                           $ 160,840,388                $ 119,388,681

Income taxes                                                                                60,259,000                   45,363,000
                                                                                         -------------                -------------

    Net income                                                                           $ 100,581,388                $  74,025,681
                                                                                         =============                =============

Weighted average number
   of shares outstanding - Basic (Note 3)                                                   65,991,028                   66,888,663
                                                                                         =============                =============
Net income per share - Basic (Note 3)                                                    $        1.52                $        1.11
                                                                                         =============                =============

Weighted average number
   of shares outstanding - Diluted (Note 3)                                                 67,003,822                   67,567,197
                                                                                         =============                =============
Net income per share - Diluted (Note 3)                                                  $        1.50                $        1.10
                                                                                         =============                =============

Dividends paid per share                                                                 $       0.120                $       0.120
                                                                                         =============                =============

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

        FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997 (UNAUDITED)

                                                                                                1998                       1997
                                                                                           -------------              -------------
Cash Flows From Operating Activities:
   Net income                                                                              $ 100,581,388              $  74,025,681
   Adjustments to reconcile net income to
     net cash provided by operating activities:
   Depreciation and amortization                                                              22,495,948                 22,146,925
   Amortization and accrual of overhaul expenses                                              11,975,970                  9,594,698
   Deferred income tax provision                                                               5,800,114                  8,553,145
   Other, net                                                                                 (1,785,864)                (1,105,842)
   Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable                                                   (308,589)                14,637,342
   Decrease (increase) in inventory of expendable parts                                        1,112,042                 (1,644,735)
   Decrease (increase) in other current assets                                                10,579,993                  9,225,135
   Increase (decrease) in accounts payable                                                     9,644,261                 (3,049,682)
   Increase (decrease) in other current liabilities                                            8,007,358                  8,190,842
                                                                                           -------------              -------------
     Net cash provided by operating activities                                             $ 168,102,621              $ 140,573,509
                                                                                           -------------              -------------

Cash Flows From Investing Activities:
   Additions to property and equipment                                                     $ (40,850,861)             $ (45,381,121)
   Advance payments and deposits                                                             (30,000,000)                (4,000,000)
   Interest bearing investments                                                                     --                  (30,000,000)
   Purchases and maturities of marketable securities, net                                    (22,585,101)               (18,264,581)
   Proceeds from sale of marketable securities                                                12,940,708                 10,354,574
   Deferred costs                                                                               (219,831)                  (202,918)
   Other, net                                                                                     (8,080)                  (366,283)
                                                                                           -------------              -------------
     Net cash used in investing activities                                                 $ (80,723,165)             $ (87,860,329)
                                                                                           -------------              -------------

Cash Flows From Financing Activities:
   Issuance of common stock                                                                $     466,690              $   2,294,130
   Repurchase of common stock                                                                (52,990,930)                  (986,250)
   Payments of cash dividends and
     repurchase of fractional shares                                                          (7,947,334)                (8,043,080)
   Repayments of long-term obligations                                                       (10,182,327)               (11,012,722)
                                                                                           -------------              -------------
     Net cash used in financing activities                                                 $ (70,653,901)             $ (17,747,922)
                                                                                           -------------              -------------

Net increase in cash and cash equivalents                                                  $  16,725,555              $  34,965,258
                                                                                           -------------              -------------
Cash and cash equivalents at beginning of period                                           $ 156,214,247              $ 122,604,792
                                                                                           -------------              -------------
Cash and cash equivalents at end of period                                                 $ 172,939,802              $ 157,570,050
                                                                                           =============              =============
Cash paid during the period for interest                                                   $   6,995,844              $   7,623,782
                                                                                           =============              =============
Cash paid during the period for income taxes                                               $  59,456,039              $  35,421,563
                                                                                           =============              =============

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1998



                                                                                   Accumulated
                                                                                      Other
                                               Comprehensive         Common       Comprehensive        Retained
                                                  Income             Stock         Income(Loss)        Earnings           Total
                                                  ------             -----         ------------        --------           -----
Balance, March 31, 1998                                 --       $  42,072,045     $    263,576     $ 319,510,220     $ 361,845,841
                                               -------------     -------------     ------------     -------------     -------------

  Repurchase of common shares                                      (42,538,735)            --         (10,452,195)      (52,990,930)
  Exercise of stock options
  ($1.037-$15.805 per share)                            --             466,690             --                --             466,690
  Dividends ($.040 per share                            --                                 --          (7,947,334)       (7,947,334)
  Comprehensive Income:
    Net Income                                 $ 100,581,388                               --         100,581,388       100,581,388
                                               -------------

      Other Comprehensive Income,
       net of tax:
        Net unrealized gain on
          marketable securities
          available-for-sale                         306,543              --            306,543              --             306,543
                                               -------------

  Comprehensive Income                         $ 100,887,931
                                               =============     -------------     ------------     -------------     -------------


Balance, December 31, 1998                                       $        --       $    570,119     $ 401,692,079     $ 402,262,198
                                                                 =============     ============     =============     =============

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

NOTE 3: In the third quarter of fiscal 1998, the Company adopted Financial Accounting Standards Board Statement No. 128 (SFAS No. 128), "Earnings Per Share", which replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of both the numerator and denominator of the basic earnings per share computation for the same components in the diluted earnings per share computation. The following table shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares for the three and nine months ending December 31, 1998 and 1997 of dilutive potential common stock.

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


                                                             3rd Quarter         3rd Quarter        Year-to-Date        Year-to-Date
                                                                1999                1998                1999                1998
                                                             -----------         -----------        ------------        ------------
Numerator:
 Net Income                                                 $ 31,655,663        $ 24,273,146        $100,581,388        $ 74,025,681
                                                            ------------        ------------        ------------        ------------

Denominator:
 For Earnings Per Share - Basic:
    Weighted Average Shares
    Outstanding - Basic                                       65,206,319          67,058,025          65,991,028          66,888,663

Effect of Dilutive Securities:
  Stock Options                                                1,006,089             726,101           1,012,794             678,534

 For Earnings Per Share - Diluted:
    Weighted Average Shares
    Outstanding - Diluted                                     66,212,408          67,784,126          67,003,822          67,567,197
                                                            ------------        ------------        ------------        ------------

Earnings Per Share - Basic                                  $        .49        $        .36        $       1.52        $       1.11
                                                            ------------        ------------        ------------        ------------

Earnings Per Share - Diluted                                $        .48        $        .36        $       1.50        $       1.10
                                                            ------------        ------------        ------------        ------------


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

         Total comprehensive income for the nine month period ending December 31, 1997 is as follows.

                  Net Income                                                                $74,025,681

                  Other comprehensive income, net of tax:
                           Net unrealized gain on marketable
                           securities available-for-sale                                        406,133
                                                                                            -----------

                           Comprehensive income                                             $74,431,814
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

NOTE 6: In March 1998, the Accounting Standards Executive Board issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This Statement of Position (SOP) applies to all non-governmental entities and is effective for financial statements for fiscal years beginning after December 15, 1998. This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. This SOP separates computer software development or the obtainment of computer software into the following three stages: (1) Preliminary Project Stage, (2) Application Development Stage and (3) Post-Implementation/Operation Stage. The statement also provides definitions and criteria of costs associated with software development or the obtainment of software for internal use as whether these costs should be expensed as incurred or capitalized. The Company has adopted SOP 98-1 early as recommended by the Accounting Standards Executive Board in fiscal 1999. The adoption did not have a material effect on its financial condition, cash flows or results of operations. The Company is in the process of developing or obtaining computer software for internal use and will account for such costs in accordance with this statement.

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

INTRODUCTION

         COMAIR, Inc. (COMAIR) is the principal subsidiary of Comair Holdings, Inc. (with its subsidiaries, the Company), accounting for 95% of the third quarter operating revenues and expenses. Although the following discussion and analysis entails various aspects of the Company's financial performance, many of the factors that affect year to year comparisons relate solely to COMAIR.

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

         COMAIR operates as a "Delta Connection" carrier under a ten-year marketing agreement with Delta Air Lines, Inc. effective in October of 1989. The agreement may be terminated by either party on not less than one hundred eighty days' advance written notice. Delta owns approximately 22% of the Company's outstanding common stock, leases reservation equipment and terminal facilities to COMAIR, and provides certain services to COMAIR including reservations and passenger and aircraft handling services. Approximately 45% of COMAIR's passengers in the third quarter of fiscal 1999 connected to Delta. The Company has historically benefited from its relationship with Delta. However, the Company's results of operations and financial condition could be adversely impacted by Delta's decisions regarding routes and other operational matters, as well as, any material interruptions or modifications in this arrangement.


RESULTS OF OPERATIONS

         For the third quarter of fiscal 1999, operating revenues increased to $188.5 million, up 16% from the $163.2 million reported in the third quarter of fiscal 1998. Operating income, net income and net income per diluted share for the third quarter of fiscal 1999 all increased when compared with the results reported in the third quarter of fiscal 1998. Operating income for the quarter rose 27% to $48.3 million from $37.9 million. Net income increased 30% to $31.7 million from $24.3 million, while diluted earnings per share increased 33% to $.48 per share from $.36 per share.

         Passenger enplanements grew 18% over last year's third quarter levels. Load factors increased approximately one percentage point as revenue passenger miles (RPMs) grew 21%, while capacity, available seat miles (ASMs), increased 20%. The growth in capacity was generated by increases in aircraft utilization through the addition of new long-haul jet service and operating a more complete schedule during the holiday period as compared to last year. Currently, more than 87% of COMAIR's capacity is generated by jet aircraft. Although load factors were higher than last year, yield (revenue per passenger mile) declined 5.3% causing unit revenues (revenue per ASM) to decrease by 4.3%. The decrease in yield was the result of a combination of the percentage growth in discount passengers exceeding the growth in full fare passengers and expanding passenger stage-lengths.

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)



                               CAPACITY AND TRAFFIC ANALYSIS


                                                               QUARTER ENDED                               NINE MONTHS ENDED
                                                      12/31/98               12/31/97               12/31/98               12/31/97
                                                      --------               --------               --------               --------
Passengers                                           1,637,784              1,385,683              4,855,805              4,149,946
ASMs (000s)                                            900,292                752,686              2,549,757              2,254,309
RPMs (000s)                                            558,231                461,333              1,639,384              1,391,496
Load factor                                               62.0%                  61.3%                  64.3%                  61.7%
Breakeven load factor                                     46.3%                  47.7%                  47.2%                  47.4%
Yield (cents)                                             32.0                   33.8                   33.1                   33.4
Revenue per ASM(cents)                                    19.8                   20.7                   21.3                   20.6
Cost per ASM (cents)                                      14.8                   16.1                   15.5                   15.7



The following tables show the expense categories for COMAIR for the third quarter and nine months of the last two fiscal years.



                               EXPENSE CATEGORIES


                                                        QTR Ended          Cents          QTR Ended            Cents
                                                         12/31/98         per ASM          12/31/97           Per ASM
                                                         --------         -------          --------           -------
Salaries and Related Costs                            $ 36,187,196          4.0          $ 29,247,502            3.9
Aircraft Fuel                                           13,452,923          1.5            13,997,363            1.9
Maintenance Materials
   and Repairs                                          14,263,792          1.6            13,834,223            1.8
Aircraft Rent                                           20,846,176          2.3            18,852,642            2.5
Other Rent and Landing
   Fees                                                  6,007,931          0.7             5,171,146            0.7
Passenger Commissions                                   11,198,037          1.2            12,988,318            1.7
Other Operating Expenses                                24,799,732          2.8            20,159,712            2.7
Depreciation and
   Amortization                                          6,376,100          0.7             6,568,053            0.9
                                                      ------------         ----          ------------           ----
                                                      $133,131,887         14.8          $120,818,959           16.1
                                                      ============         ====          ============           ====

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)


                               EXPENSE CATEGORIES


                                                       9 Mo. Ended         Cents            9 Mo. Ended           Cents
                                                         12/31/98         per ASM             12/31/97           Per ASM
                                                         --------         -------             --------           -------
Salaries and Related Costs                            $105,178,468          4.1            $ 84,781,850            3.8
Aircraft Fuel                                           39,119,658          1.5              41,478,221            1.8
Maintenance Materials
   and Repairs                                          43,510,741          1.7              38,974,112            1.7
Aircraft Rent                                           61,588,705          2.4              55,677,329            2.5
Other Rent and Landing
   Fees                                                 18,755,717          0.7              15,955,324            0.7
Passenger Commissions                                   37,524,409          1.5              37,475,489            1.7
Other Operating Expenses                                71,045,722          2.8              59,858,254            2.6
Depreciation and
   Amortization                                         19,368,936          0.8              19,630,536            0.9
                                                      ------------         ----            ------------           ----
                                                      $396,092,356         15.5            $353,831,115           15.7
                                                      ============         ====            ============           ====



     Salaries and related costs have risen from the third quarter of last year. This increase has two main components. The Company hired additional personnel to enhance operating effectiveness and service the growing passenger base. The average number of employees increased 20% over last year's third quarter levels. Finally, in the first quarter of fiscal 1999, the Company implemented a wage increase that impacted over 60% of the workforce in order to keep us proactive in our efforts to attract and retain the best people in our industry and to recognize the service of our employees.

     Aircraft fuel expense decreased in total and on a unit cost basis. Aircraft fuel price per gallon, including taxes and into-plane fees, for the third quarter of fiscal 1999 decreased 23% to 54.5 cents from 70.5 cents a year ago. The benefit from the lower fuel prices was partially offset by a 23% increase in consumption caused by the additional jet aircraft.

     Maintenance material and repair costs increased slightly in total but decreased on a unit cost basis. The lower unit cost was the result of increases in capacity and aircraft utilization only being partially offset by the higher maintenance costs associated with the expiration of warranty periods on certain jet aircraft.

     Aircraft rent expense increased in total but decreased on a unit cost basis. The decrease in unit cost was generated by a year over year increase in aircraft utilization through the addition of new long-haul jet service and operating a more complete schedule during the holiday period as compared to last year. Since December 1997, COMAIR has acquired sixteen Canadair Jets through operating leases.

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)


         Other rent and landing fees increased in total as a result of higher landing fees generated by the addition of the larger Canadair Jets. Unit cost remained the same as the increased capacity and aircraft utilization offset the additional expense.

         Travel agency and credit card commissions have decreased in total and on a unit cost basis as a result of a change in the industry's commission structure beginning in September 1997 which reduced commissions from 10% to 8% on tickets purchased in the U.S. and Canada. In addition, a slight decrease in tickets sold through travel agencies and lower unit revenues produced lower travel agency and credit card commission expense.

         Other operating expenses (the principle components of which include passenger reservation fees, aircraft and passenger handling, crew training, crew accommodations and per diem expense, property taxes, advertising expenses and insurance expense) increased in total and on a unit cost basis. Most of the increase was due to higher passenger reservation fees associated with the increase in passenger enplanements.

         Depreciation and amortization decreased on a unit cost basis. The decrease in unit cost is due to the additional capacity generated by the sixteen Canadair Jets acquired through operating leases since December 1997 and higher aircraft utilization.

         Investment income in the third quarter of fiscal 1999 was slightly higher than third quarter of fiscal 1998 due to higher average cash balances available for investment.

         The Company's effective tax rate, which includes federal, state and local taxes, approximated the statutory rate in the third quarter of fiscal 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company considers its level of cash on hand, its current ratio and working capital levels to be its most important measures of short-term liquidity. In terms of long-term liquidity indicators, the Company believes its ratio of long-term debt to equity and its historical levels of cash generated from operations to be the important measures.

          In the first nine months of fiscal 1999, the Company generated cash from operating activities of $168.1 million. Total working capital decreased to $187.2 million from $188.5 million at March 31, 1998, while the current ratio decreased to 2.36 from 2.57. The Company repurchased 1.8 million shares of common stock at a cost of $53.0 million, repaid long-term obligations of $10.2 million and paid cash dividends of $7.9 million. The Company's long-term debt to equity position was 21% debt, 79% equity at December 31, 1998, as compared to 24% debt, 76% equity at March 31, 1998. During the first nine months, the Company had net property and equipment additions of $40.9 million. In addition, during the third quarter, the Company made advance payments for aircraft deposits to an aircraft manufacturer of $30.0 million. These additions were financed with available cash. In fiscal 1999, additional capital for repayment of long-term obligations, planned dividend payments and other capital expenditures are expected to be provided by operations.

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)


         In fiscal 1995, the Board of Directors authorized the Company to repurchase up to 13.8 million shares of common stock from time to time as market conditions dictate. As of December 31, 1998, the Company had repurchased 9.2 million shares of this authorization at a cost of $104.8 million.

         COMAIR has taken delivery of twelve new generation, 50-passenger Canadair Jet aircraft during the first nine months of fiscal 1999 bringing the total Canadair Jet fleet to 71. For 20 of these aircraft, the manufacturer agreed to arrange the lease financing, including the right to return the aircraft after seven years with no cost to COMAIR other than normal and customary return provisions related to the condition of the aircraft. Ten aircraft were financed with debt, one was acquired with available cash, while the other 40 aircraft were financed through operating leases with terms of up to
16.5 years.

         As of December 31, 1998, COMAIR had scheduled delivery positions for thirty-nine 50-passenger Canadair Jets to be delivered through fiscal 2002, at an aggregate cost, including support equipment and estimated escalation, of approximately $712 million. COMAIR also had delivery positions for twenty 70-passenger Canadair Jets. The aggregate cost of the 70-passenger aircraft, including support equipment and estimated escalation, is expected to be approximately $500 million. COMAIR will take delivery of its first 70-passenger jet at the end of calendar 2001. In addition to this outstanding firm order, COMAIR has options for 115 additional aircraft, valued at approximately $2.8 billion, including support equipment and estimated escalation, which could be available for delivery in 2001 through 2007.

         The Company is finalizing plans to expand its corporate headquarters. The new headquarters will include a new general office building and maintenance and training facilities. This expansion is estimated to cost $25 - $30 million and should be completed in mid-2000.

         COMAIR expects to finance the aircraft and expansion described above through a combination of working capital and lease, equity and debt financing and utilizing manufacturers' assistance to the extent available. COMAIR believes that financing will be available at acceptable rates. If COMAIR is unable to obtain acceptable financing terms, it could be required to modify its aircraft acquisition and expansion plans.

         On August 30, 1996, COMAIR filed suit challenging a decision of the National Mediation Board. This matter involves the demand of the International Brotherhood of Teamsters to represent COMAIR flight attendants and a finding by the National Mediation Board that a majority of the employees of the flight attendant craft had not cast ballots in favor of representation. Subsequently, the National Mediation Board reopened the case, counted additional ballots and changed its ruling by certifying the International Brotherhood of Teamsters as a collective bargaining representative for the flight attendants of COMAIR. On September 23, 1998, the court ruled in favor of the National Mediation Board's certification of the International Brotherhood of Teamsters as a collective bargaining representative for the flight attendants of COMAIR. Negotiations with the International Brotherhood of Teamsters are currently underway . At this time, the Company cannot anticipate what effect, if any, negotiations with the International Brotherhood of Teamsters will have on its financial condition, results of operations or cash flow.

         On June 1, 1998, the collective bargaining agreement between COMAIR and the Air Lines Pilots Association became amendable. At this time, the renegotiation of this collective bargaining agreement has not

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)


progressed to the stage that would enable the Company to comment on any possible effects of the renegotiation. As a result, the Company cannot anticipate what effect the renegotiations will have on its financial condition, results of operations or cash flow.


YEAR 2000 COMPLIANCE

         The Company depends on many internal and external information technology systems that were not originally designed to process dates beyond 1999. The Company has developed a Year 2000 Readiness Program (Program) to ensure that its systems will function properly in the Year 2000 and thereafter. The Company expects this Program to be completed in September 1999. With the assistance of an experienced outside consultant specializing in the aviation technology field, we have formulated a plan to address all of the Company's information technology requirements that could be impacted by any potential Year 2000 issues. One facet of our Program focuses on our internal information technology. This includes software applications, hardware and infrastructure that are essential for aircraft maintenance; flight operation management; revenue management; finance systems, which includes revenue accounting; internal communication systems and facility management.

         The Program also encompasses non-information technology equipment, aircraft and onboard support systems, our third party suppliers and facilities. We have also been involved in industry efforts led by the Air Transport Association and the Regional Airline Association (RAA) in addressing Year 2000 issues concerning third party relationships that include the Federal Aviation Administration (FAA), the U.S. Department of Transportation (DOT), and airport authorities.

         The Company has taken a phased approach to this Program that includes:
Identification & Awareness, Assessment, Remediation and Testing. Based on this approach, the Identification & Awareness and Assessment phases of all the Company's critical internal information technology systems, non-information technology equipment and aircraft and onboard support systems are complete. These systems specifically include, but are not limited to, those that are critical and essential for the Company to continue operations without interruption. The Company is continuing to work through the remaining phases and expects the Testing phase to be completed by September 1999.


         As indicated, the Company has also assessed Year 2000 issues concerning its relationships with third parties. We identified vendors and suppliers that we define as critical to our business, and have initiated formal communications with those suppliers and vendors. These third parties include the suppliers of infrastructure critical to the airline industry, such as the air traffic control and related systems of the FAA, DOT and local airport authorities. Other critical third parties on which the Company rely include other airlines, suppliers of aircraft fuel, utilities, communications services, aircraft maintenance parts suppliers and other airline reservation

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)


systems. The progress of each of their Year 2000 Programs is being monitored based on information provided to us by them and information available through industry sources. The failure of third parties to remediate their respective systems could have a material adverse effect on the Company's financial condition, cash flows and results of operations.

         The Company estimates that the overall cost of the Year 2000 readiness activities could approximate $3 million. This cost includes hardware and software upgrades, consultant fees, and internal staffing salaries for our employees involved in the Program. The total cost of the Program through December 31, 1998, was approximately $900,000 all of which has been expensed.

         The Company is revising and developing business continuity plans for its most critical processes to address internal and external issues related to the Year 2000 problem to the extent practicable. Revisions to these plans are expected to be completed by September 1999. These plans, which are intended to enable the Company to operate to the extent possible, could include carrying additional inventories for fuel and flight essential components; performing certain processes manually; repairing existing systems; changing suppliers; and reducing or suspending operations. The Company believes that since the Year 2000 issues are so widespread in nature, the contingency plans will require further modifications as additional information becomes available regarding results of the Company's Program and the status of third party Year 2000 readiness.

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


FORWARD - LOOKING STATEMENTS

         Several of the statements contained in this report are "forward-looking statements" as that term is defined in federal securities laws. The actual results could vary materially from those described in those statements. Factors that could cause actual results to vary are described in detail in our reports to the Securities and Exchange Commission including Exhibit 99 and are also discussed in the "INTRODUCTION" and "YEAR 2000 COMPLIANCE" sections of the "MANAGEMENT'S DISCUSSION AND ANALYSIS ON FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                           PART II. OTHER INFORMATION


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





                                          COMAIR HOLDINGS, INC.


February 16, 1999                         BY: /s/ Randy D. Rademacher
                                             -----------------------------
                                             Randy D. Rademacher
                                             Senior Vice President Finance
                                             Chief Financial Officer