Form 10-K405
period 1999-03-31
COMAIR HOLDINGS INC
filed 1999-06-28
CIK 835344

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                    For the Fiscal Year Ended March 31, 1999
                                       OR
( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

The aggregate market value of Common Stock held by non-affiliates is $1,522,599,329 based on a closing price of $20.9375 on June 14, 1999. As of June 14, 1999, 96,047,688 shares of no par value Common Stock were issued and outstanding.

                       Documents Incorporated by Reference
Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended March 31, 1999 furnished to the Commission pursuant to Rule 14a-3(c) and portions of the Registrant's Proxy Statement to be filed with the Commission for its 1999 Annual Meeting of Shareholders are incorporated by reference in Parts I, II and III as specified.

                              COMAIR HOLDINGS, INC.
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K


Part I                                                                                                 Page
                                                                                                       ----
     Item 1      - Business                                                                             3
     Item 2      - Properties                                                                           5
     Item 3      - Legal Proceedings                                                                    6
     Item 4      - Submission of Matters to a Vote of Security Holders                                  6

Part II

     Item 5      - Market for Registrant's Common Equity and Related Shareholder Matters                6
     Item 6      - Selected Financial Data                                                              6
     Item 7      - Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                                6
          7(A)   - Quantitative and Qualitative Disclosures about Market Risk                           7
     Item 8      - Financial Statements and Supplementary Data                                          8
     Item 9      - Changes in and Disagreements with Accountants on  Accounting
                  and Financial Disclosure                                                              8

Part III

     Item 10    - Directors and Executive Officers of the Registrant                                    8
     Item 11    - Executive Compensation                                                                8
     Item 12    - Security Ownership of Certain Beneficial Owners and  Management                       8
     Item 13    - Certain Relationships and Related Transactions                                        8

Part IV

     Item 14    - Exhibits, Financial Statement Schedules and Reports on Form 8-K                       9

                                     PART I

                                     ITEM 1.

                                    BUSINESS
                                    --------

         "Footnotes 1 and 7" on page 25 and 33 and the "Letter to the Shareholders" of the Registrant's Annual Report to Shareholders for 1999 are incorporated herein by reference. The Company considers the air transportation of passengers and cargo in scheduled airline service by its major subsidiary, COMAIR, Inc. (COMAIR), to be its predominant business segment.

         COMAIR operates as a "Delta Connection" carrier under a ten-year marketing agreement with Delta Air Lines, Inc. effective in October 1989. We expect to extend our marketing agreement with Delta when it expires in October 1999. The current agreement may be terminated by either party on not less than 180 days' advance written notice. COMAIR believes that the relationship between the two companies is satisfactory. However, any material interruptions or modifications in this arrangement may have a material adverse effect upon COMAIR.

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

         Approximately 45% of COMAIR's business in fiscal 1999 was provided through "interlining" arrangements with Delta under the "Delta Connection" program. Under "interlining" arrangements, COMAIR generally provides the short-haul portions of a longer multi-carrier trip.

         COMAIR participates in the Delta frequent flyer program. Mileage earned under this program may be redeemed for free flights on COMAIR. Any costs associated with passengers who redeem travel awards on COMAIR are minimal and are accounted for at the time of travel.

         COMAIR competes with regional and major airlines and various forms of ground transportation, and believes that the principal competitive factors affecting decisions by travelers as to whether to fly COMAIR are customer service, scheduling and flight connections, reliability, type of equipment and price.


Employees
---------

         As of May 1, 1999, the Company had 3,873 full-time and 509 part-time employees consisting of 2,271 persons in aircraft operations, 1,560 in customer service activities, 331 in its fixed base, charter and pilot training operations and the remainder in office and sales capacities.

         COMAIR has collective bargaining agreements with the Air Lines Pilots Association (ALPA), representing COMAIR's pilots and the International Association of Machinists and Aerospace Workers (IAM), representing COMAIR's maintenance employees. COMAIR's collective bargaining agreement with the ALPA became amendable on June 1, 1998 and the collective bargaining agreement with the IAM became amendable on June 1, 1999. Renegotiations of the collective bargaining agreements are currently underway. In September 1998, the International Brotherhood of Teamsters (IBT) were certified as collective bargaining representatives of the flight attendants of COMAIR. COMAIR is also in negotiations with the IBT. At this time, the renogotiations and negotiations have not progressed to the stage that would enable the Company to comment on any possible effects of the negotiations. As a result, COMAIR cannot anticipate what effect these renegotiations and negotiations will have on its financial condition, results of operations or cash flow.

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

         COMAIR holds a Certificate of Public Convenience and Necessity issued by the Department of Transportation. The certificate authorizes COMAIR to conduct air transportation between all points of the United States, its territories and possessions and requires COMAIR to maintain prescribed minimum levels of insurance, comply with all applicable statutes and regulations and remain continuously "fit" to engage in air transportation. As an operator of aircraft with less than 60 seats, COMAIR operates under a separate DOT regulation which is also concerned with the same factors.

         Based on conditions in the industry, as a result of Congressional directives or statutes, the DOT from time to time proposes and adopts new regulations or amends existing regulations which could impose additional regulatory requirements and costs to the Company.

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

         In order to ensure the highest level of safety in air transportation, the FAA has authority to issue maintenance directives and other mandatory requirements relating to, but not limited to, inspection of aircraft, operating specifications, aircraft certification and the mandatory removal and replacements of parts that have failed or may fail in the future. In addition, the FAA from time to time amends its regulations.

         Currently, there are new regulations by the FAA relating to operating specifications and aircraft certification. Based on these regulations, the Company does not believe the impact will be material to its financial condition, future operating results, or cash flows.

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

         All air carriers are required to comply with federal law and regulations pertaining to noise abatement and engine emissions. The FAA also requires airlines to comply with certain noise restrictions. The Company's current aircraft as well as all aircraft on order are in compliance with these regulations. In addition, several state legislatures and other governmental administrative bodies have, from time to time, considered noise reduction measures of various sorts. At the present time, The Company does provide services to a few airports where noise regulations apply, however, these noise regulations do not impact the Company's operations.

                                     ITEM 2.

                                   PROPERTIES
                                   ----------

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 13 of the Registrant's Annual Report to Shareholders for 1999 is incorporated herein by reference. Certain additional information regarding the Properties of the Company is described below:

Flight Equipment
----------------

         At March 31, 1999, COMAIR's fleet consisted of 75 jet aircraft and 25 turboprop aircraft. The following table summarizes the fleet:

                                  No. of        Seating            No. of                No. of                 Average
    Type of Aircraft             Aircraft      Capacity        Aircraft Owned        Aircraft Leased          Age (Years)
    ----------------             --------      --------        --------------        ---------------          -----------
    Canadair Jet                    75            50                 11                    64                      3
    Embraer Brasilia                25            30                  8                    17                      8


Facilities
----------

         COMAIR's principal passenger facilities are at the Greater Cincinnati/Northern Kentucky International Airport and in Orlando at the Greater Orlando Airport. Each of these facilities are leased and COMAIR is responsible for maintenance, taxes, insurance and other facility related expenses and service. At each of COMAIR's two hub cities, passenger and baggage handling space is leased directly from the airport authorities on various terms dependent on prevailing practices of each airport. COMAIR also leases ticket counter, gate, ramp and office space at airports where COMAIR personnel are located.

         COMAIR's primary maintenance facilities are at the Greater Cincinnati/Northern Kentucky International Airport and Orlando. These maintenance facilities are owned but are located on leased airport property. COMAIR performs line maintenance, service and inspection of aircraft and engines at these facilities using COMAIR personnel.

         The Company's headquarters, which include its executive and administrative offices, are located at the Greater Cincinnati/Northern Kentucky International Airport. The Company owns its corporate headquarters building but leases the land from the airport.

         The Company has broken ground on approximately $40 million in new construction and facility upgrades, which include a new corporate headquarters, additional maintenance and training facilities, and improvements to passenger facilities at the Greater Cincinnati/Northern Kentucky International Airport. This construction is expected to be completed by the end of calendar year 2000. The Company expects to finance the construction through a combination of available cash and debt financing.

         A wholly-owned subsidiary of Comair Holdings, Inc. operates a fixed based operation at the Greater Cincinnati/Northern Kentucky International Airport which provides mainly refueling services for commercial, private and corporate aircraft. This subsidiary also owns and operates six aircraft in charter service.

         Another wholly-owned subsidiary of Comair Holdings, Inc. operates a flight training center located near Orlando, Florida. This subsidiary operates 100 light, single and twin engine training aircraft.

Insurance
---------

         The Company maintains usual and customary insurance coverage for its properties and to cover potential claims in amounts it considers adequate with deductible levels that would not result in a material adverse effect on the Company's financial condition, results of operations or cash flows should deductibles be fully utilized.

                                     ITEM 3.

                                LEGAL PROCEEDINGS
                                -----------------

         On January 9, 1997, Flight 3272 crashed near Detroit, Michigan. There were no survivors among the 29 passengers and crew members aboard the turboprop aircraft. The Company is cooperating fully with the National Transportation Safety Board (NTSB) and all other federal, state and local regulatory and investigatory agencies in connection with the crash. Numerous lawsuits have been filed against the Company seeking damages attributable to the deaths of those on Flight 3272. The Company maintains substantial insurance coverage for such claims, and to date these claims, expenses and litigation related to this accident have not had a material adverse effect on the Company's financial condition, cash flows or results of operations.

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


                                     ITEM 4.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                     PART II

                                     ITEM 5.

                         MARKET FOR REGISTRANT'S COMMON
                     EQUITY AND RELATED SHAREHOLDER MATTERS
                     --------------------------------------

         "Consolidated Ten Year Summary" on page 10, "Selected Quarterly Financial Data" on page 12 and "Stock Transfer Agent & Registrar", and "Stock Information", on the inside back cover of Registrant's Annual Report to Shareholders for 1999 are incorporated herein by reference. The Company currently pays quarterly cash dividends (currently $0.027 per share per quarter), which it has paid continuously for each quarter since the third quarter of fiscal 1988.


                                     ITEM 6.

                             SELECTED FINANCIAL DATA
                             -----------------------

         "Consolidated Ten Year Summary" on page 10 of the Registrant's Annual Report to Shareholders for 1999 is incorporated herein by reference.

                                     ITEM 7.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 13 of the Registrant's Annual Report to Shareholders for 1999 is incorporated herein by reference.

                                   ITEM 7(A).

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

         The Company's principal market risks result from changes in the price of fuel and interest rates. The sensitivity analyses discussed below do not consider the effects that such adverse changes may have on overall economic activity or any additional actions management may take to mitigate the Company's exposure to such changes. Actual results may differ.

Aircraft Fuel
-------------

         The Company's earnings are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10 percent increase in March 31, 1999 and 1998 cost per gallon of fuel. Based on projected fiscal 2000 fuel usage, such an increase to the cost per gallon of fuel as of March 31, 1999 would result in an increase to aircraft fuel expense of approximately $6.0 million in fiscal 2000. Comparatively , based on actual fuel usage in fiscal 1999, such an increase to the cost per gallon of fuel as of March 31, 1998 would have resulted in an increase to aircraft fuel expense of approximately $6.4 million. The change in market risk is due primarily to an overall 20% reduction in average fuel prices in fiscal 1999 when compared to fiscal 1998. Currently, the Company plans on using cash generated by operating activities to fund any adverse change in the price of fuel.

Interest Rates
--------------

         The Company's earnings are also affected by changes in interest rates due to the impact those changes have on its interest expense from variable-rate debt instruments and interest income from cash and short-term investments. The impact of market risk is estimated as a hypothetical 10 percent average increase in the interest rates of the Company's variable-rate debt instruments, cash and short-term investments as of March 31, 1999 and 1998. The Company has variable-rate debt instruments representing approximately 95% and 92%, respectively, of its long-term debt. If fiscal 2000 average interest rates on variable-rate debt instruments and short-term investments increased 10% over March 31, 1999 interest rates, interest expense would increase approximately $630,000 and interest income would increase $568,000. The Company estimated if this increase over March 31, 1998 interest rates had been incurred in fiscal 1999, interest expense would have increased $763,000 and interest income would have increased $513,000. Currently, the Company plans on using cash generated by operating activities to fund any adverse change in interest rates of the variable-rate debt instruments. Such a change would be partially offset by the increase in interest income generated from higher interest rates on our cash and short-term investments.

         The Company does not have significant exposure to the changing interest rates on its fixed-rate debt instruments, which represents 5% of our long-term debt as of March 31, 1999 and 8% as of March 1998.

                                     ITEM 8.

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   -------------------------------------------

         The following Financial Statements of the Registrant are found on pages 20 through 36 of its Annual Report to Shareholders for 1999, are incorporated herein by reference:

                  Report of Independent Public Accountants.

                  Consolidated Balance Sheets as of March 31, 1999 and 1998.

                  Consolidated Statements of Income for the years ended March 31, 1999, 1998 and 1997.

                  Consolidated Statements of Shareholders' Equity for the years ended March 31, 1999, 1998 and 1997.

                  Consolidated Statements of Cash Flows for the years ended March 31, 1999, 1998 and 1997.

                  Notes to Consolidated Financial Statements.



         The following schedules are filed herewith:

                  Report of Independent Public Accountants.

                  Schedule II - Valuation and Qualifying Accounts and Reserves for the three years ended March 31, 1999, 1998 and 1997.

         All other supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or Notes thereto.


Unaudited Supplementary Data
----------------------------

         "Selected Quarterly Financial Data" on page 12 of the Registrant's Annual Report to Shareholders for 1999 is incorporated herein by reference.

                                     ITEM 9.

                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE
                     --------------------------------------

                                      None


                                    PART III

         Items 10., 11., 12., and 13. of Part III are incorporated by reference to the Registrant's Proxy Statement for its 1999 Annual Shareholders Meeting as filed with the Commission pursuant to Regulation 14A.

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

         (b) 3 - Exhibits.

         Exhibit
         Number            Description of Exhibit                                         Filing Status
         ------            ----------------------                                         -------------
          3.1              Articles of Incorporation of                                          a
                           Comair Holdings, Inc.

          3.2              By-Laws of Comair Holdings, Inc.                                      a

          3.3              Articles of Amendment to Articles of
                           Incorporation of Comair Holdings, Inc.                                e

         10.1              1989 Delta Connection Agreement                                       c

         10.2              1991 Canadair Purchase Agreement                                      d

         10.4              * Comair Savings and Investment Plan                                  e

         10.5              * 1990 Stock Option Plan                                              c

         10.5.1            * Amendment to 1990 Stock Option Plan                        Filed herewith

         10.6              * 1992 Directors' Stock Option Plan                                   d

         10.6.1            * Amendment  to 1992 Directors' Stock Option Plan            Filed herewith

         10.7              * Deferred Incentive Compensation Plan                                f

         10.7.1            * First Amendment to Deferred Incentive                      Filed herewith
                              Compensation Plan

         10.7.2            * Second Amendment to Deferred Incentive                     Filed herewith
                              Compensation Plan

         10.7.3            * Third Amendment  to Deferred Incentive                     Filed herewith
                              Compensation Plan

         10.8              * Restated Employment Agreement with                                  g
                              Mr. David R. Mueller

         10.8.1            * Amendment to Restated Employment Agreement                 Filed herewith
                              with Mr. David R. Mueller

         10.9              * Restated Employment Agreement with                                  g
                              Mr. David A. Siebenburgen

         10.9.1            * Amendment to Restated Employment Agreement                 Filed herewith
                              with Mr. David A. Siebenburgen

         10.10             * Performance Based Incentive Bonus Plan                              f

         10.11             * Consulting Agreement with Mr. Raymond A.                            f
                              Mueller

         Exhibit
         Number            Description of Exhibit                                       Filing Status
         ------            ----------------------                                       -------------
         10.12             Bombardier Regional Aircraft Division Purchase                      h
                           Agreement between Bombardier Inc. and Comair, Inc.
                           dated November 24, 1997

         10.13             Amendment  to Bombardier Regional Aircraft Division                 i
                           Purchase Agreement between Bombardier Inc. and
                           Comair, Inc. dated November 24, 1997

         10.14             Bombardier Aerospace Regional Aircraft Purchase                     i
                           Agreement Between Bombardier Inc. and Comair, Inc.
                           dated September 30, 1998

         10.15             *1998 Stock Option Plan                                             j

         10.15.1           *Amendment to 1998 Stock Option Plan                          Filed herewith

         13                Annual Report to Shareholders                                 Filed herewith
                           for 1999

         21                Subsidiaries of the Registrant                                Filed herewith

         23                Consent of Arthur Andersen LLP                                Filed herewith

         99                Safe Harbor - Risk Factors                                    Filed herewith

(*)   Denotes exhibits of Management Contracts and Compensation Plans

      Filing
      Status               Description of Filing Status
      ------               ----------------------------

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

         g Filed as an exhibit to Form 10-Q for the quarter ended December 31, 1997.

         h Filed as an exhibit to Form 10-K for the fiscal year ended March 31, 1998.

         i Filed as an exhibit to Form 10-Q for the quarter ended September 30, 1998.

         j                 Filed as a Form S-8 dated October 15, 1998.


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


                              COMAIR HOLDINGS, INC.


DATE SIGNED:   June 28, 1999   /s/ David R. Mueller
                               --------------------
                               BY:  David R. Mueller,
                               Chairman of the Board
                               Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Signature                    Capacity                                 Date
      ---------                    --------                                 ----

/s/ David R. Mueller       Chairman of the Board,                      June 28, 1999
-------------------------  Chief Executive Officer
David R. Mueller           and Director


/s/ David A. Siebenburgen  President,                                  June 28, 1999
-------------------------  Chief Operating Officer
David A. Siebenburgen      and Director


/s/ Randy D. Rademacher    Sr. Vice President Finance                  June 28, 1999
-------------------------  Chief Financial Officer
Randy D. Rademacher        (Chief Accounting Officer)


/s/ Gerald L. Wolken       Director                                    June 28, 1999
-------------------------
Gerald L. Wolken



/s/ Robert H. Castellini   Director                                    June 28, 1999
-------------------------
Robert H. Castellini



/s/ John A. Haas           Director                                    June 28, 1999
-------------------------
John A. Haas

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Comair Holdings, Inc.:

         We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the Comair Holdings, Inc. and subsidiaries 1999 annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated May 14, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental schedule listed under Item 8 beginning on page 7 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                  ARTHUR ANDERSEN LLP

Cincinnati, Ohio
May 14, 1999.

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

             For the Three Years Ended March 31, 1999, 1998 and 1997


                                                                        Additions
                                            Balance at                 Charged to                Deductions        Balance at
                                            Beginning                   Costs and                   From               End of
         Classification                     of Period                   Expenses                  Reserves             Period
----------------------------                ---------                   ---------                ---------          ---------
Allowances and reserves
deducted from assets--

Year Ended March 31, 1999
-------------------------

         Inventory Reserve                 $3,493,000                $1,766,000                $    -              $5,259,000


Year Ended March 31, 1998
-------------------------

         Inventory Reserve                 $3,260,000                $3,079,000                $(2,846,000)        $3,493,000


Year Ended March 31, 1997
-------------------------

         Inventory Reserve                 $2,795,000                $  465,000                $    -              $3,260,000