Form 10-Q
period 1999-06-30
COMAIR HOLDINGS INC
filed 1999-08-13
CIK 835344

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                                         Yes __X__  No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at August 10, 1999
          -----                              ------------------------------
  Common stock, no par value                          95,630,778

                              COMAIR HOLDINGS, INC.

                                      INDEX


                                                                                                                    PAGE NOS.
PART I.   Financial Information -

Consolidated Balance Sheets as of June 30, 1999 and March 31, 1999 ..................................................   3-4

Consolidated Statements of Income -
     Three months ended June 30, 1999 and 1998 ......................................................................     5

Consolidated Statements of Cash Flows -
     Three months ended June 30, 1999 and 1998 ......................................................................     6

Consolidated Statement of Shareholders' Equity -
     Three months ended June 30,  1999 ..............................................................................     7

Notes to Consolidated Financial Statements ..........................................................................  8-10

Management's Discussion and Analysis of Financial
     Condition and Results of Operations ............................................................................ 11-18


PART II. Other Information -

Item 6.  Exhibits and Reports on Form 8-K ...........................................................................    19

SIGNATURE ...........................................................................................................    20

                          PART I. FINANCIAL INFORMATION

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

               AS OF JUNE 30, 1999 AND MARCH 31, 1999 (UNAUDITED)

ASSETS                                         JUNE 30, 1999      MARCH 31, 1999
------                                         -------------      --------------
Current Assets:
  Cash and cash equivalents                    $210,124,445        $171,003,535
  Marketable securities
    available for sale                          107,044,150          85,240,815
  Interest bearing investment                    12,000,000          30,000,000
                                               ------------        ------------
                                               $329,168,595        $286,244,350

  Accounts receivable                          $ 11,919,900        $ 10,585,370
  Inventory of expendable parts                  17,047,221          17,310,814
  Future tax benefits                            16,759,040          15,756,205
  Prepaid expenses                                9,877,621          18,220,832
                                               ------------        ------------
      Total current assets                     $384,772,377        $348,117,571
                                               ------------        ------------

Property and equipment at cost:
  Flight equipment                             $408,068,126        $423,626,267
  Maintenance, operations and
    office facilities                            10,292,722          10,292,723
  Other property and equipment                   60,312,869          53,061,509
                                               ------------        ------------

                                               $478,673,717        $486,980,499
  Less accumulated depreciation and
    amortization                                140,586,523         138,659,486
  Less reserve for engine overhauls and
    purchase incentives                          15,901,007          16,152,320
                                               ------------        ------------

                                               $322,186,187        $332,168,693

Construction in progress                          5,859,091           3,706,593
Advanced payments and deposits
  for aircraft                                   55,559,372          55,114,024
                                               ------------        ------------

      Net property and equipment               $383,604,650        $390,989,310
                                               ------------        ------------

Other assets and deferred costs                $ 16,328,547        $ 11,647,009
                                               ------------        ------------

    Total assets                               $784,705,574        $750,753,890
                                               ============        ============

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

               AS OF JUNE 30, 1999 AND MARCH 31, 1999 (UNAUDITED)

LIABILITIES AND SHAREHOLDERS' EQUITY                     JUNE 30, 1999         MARCH 31, 1999
------------------------------------                     -------------         -------------
Current liabilities:
  Current installments of long-term obligations          $  11,556,384         $  13,743,598
  Accounts payable                                          47,004,742            45,416,844
  Interline payable and deferred revenue                     8,178,691            10,130,333
  Accrued lease expense                                     22,709,135            23,844,809
  Accrued wages                                             11,270,018            10,192,948
  Accrued expenses                                          18,998,282            18,845,984
  Accrued taxes                                             36,487,152            12,586,793
                                                         -------------         -------------

      Total current liabilities                          $ 156,204,404         $ 134,761,309

Long-term obligations                                    $  98,270,514         $ 100,563,380
                                                         -------------         -------------

Deferred income taxes                                    $  72,738,267         $  70,732,267
                                                         -------------         -------------

Other liabilities and deferred credits                   $  14,308,901         $  12,327,476
                                                         -------------         -------------

Shareholders' equity:
  Common stock, no par value, 200,000,000
    shares authorized, 96,001,955 and
    97,387,516 issued and
    outstanding, respectively                            $          --         $          --
  Preferred stock, no par value, 1,000,000
    shares authorized, none issued or outstanding                   --                    --
  Net unrealized gain/(loss) on marketable
    securities available for sale                             (183,852)              378,556
  Retained earnings                                        443,367,340           431,990,902
                                                         -------------         -------------

      Total shareholders' equity                         $ 443,183,488         $ 432,369,458
                                                         -------------         -------------

    Total liabilities and shareholders' equity           $ 784,705,574         $ 750,753,890
                                                         =============         =============

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

          FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)

                                                   FY2000                FY1999
                                                   ------                ------
OPERATING REVENUES:
  Passenger                                    $ 207,758,855         $ 178,090,035
  Cargo and other                                  1,573,047             1,279,841
  Non-airline operations                          10,137,347             8,542,317
                                               -------------         -------------
    Total operating revenues                   $ 219,469,249         $ 187,912,193
                                               -------------         -------------

OPERATING EXPENSES:
  Salaries and related costs                   $  39,468,299         $  33,004,713
  Aircraft fuel                                   16,353,697            12,595,345
  Maintenance materials and repairs               13,616,437            13,737,084
  Aircraft rent                                   21,986,728            19,990,275
  Other rent and landing fees                      6,172,502             5,982,558
  Passenger commissions                           13,873,550            13,044,261
  Other operating expenses                        26,533,126            22,562,689
  Depreciation and amortization                    7,438,553             7,514,956
  Non-airline direct costs                         7,963,669             5,599,621
                                               -------------         -------------
    Total operating expenses                   $ 153,406,561         $ 134,031,502
                                               -------------         -------------
    Operating income                           $  66,062,688         $  53,880,691
                                               -------------         -------------

NON-OPERATING INCOME (EXPENSE):
  Investment income                            $   3,683,033         $   3,354,467
  Interest expense                                (1,017,052)           (1,839,532)
                                               -------------         -------------
    Total non-operating income, net            $   2,665,981         $   1,514,935
                                               -------------         -------------

    Income before income taxes                 $  68,728,669         $  55,395,626

Income taxes                                      25,567,000            21,061,000
                                               -------------         -------------

    Net income                                 $  43,161,669         $  34,334,626
                                               =============         =============

Weighted average number of
  shares outstanding - Basic (Note 3)             96,751,215            99,981,082
                                               =============         =============
Net income per share - Basic (Note 3)          $        0.45         $        0.34
                                               =============         =============

Weighted average number of
  shares outstanding - Diluted (Note 3)           98,201,161           101,335,836
                                               =============         =============
Net income per share - Diluted (Note 3)        $        0.44         $        0.34
                                               =============         =============

Dividends paid per share                       $       0.027         $       0.027
                                               =============         =============

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)

                                                              FY2000                FY1999
                                                              ------                ------
Cash Flows From Operating Activities:
  Net income                                              $  43,161,669         $  34,334,626
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation and amortization                               7,438,553             7,514,956
  Amortization and accrual of overhaul expenses               3,512,481             3,494,519
  Deferred income tax provision                               1,003,165             7,274,594
  Other, net                                                   (443,691)             (738,865)
  Changes in operating assets and liabilities:
  Decrease (increase) in accounts receivable                 (1,334,530)            1,871,446
  Decrease (increase) in inventory of
    expendable parts                                            263,593              (989,350)
  Decrease (increase) in other current assets                 8,343,211             5,392,712
  Increase (decrease) in accounts payable                     1,587,898            (2,676,860)
  Increase (decrease) in other current liabilities           22,042,411            11,743,983
                                                          -------------         -------------
    Net cash provided by operating activities             $  85,574,760         $  67,221,761
                                                          -------------         -------------

Cash Flows From Investing Activities:
  Additions to property and equipment, net                  ($3,084,865)          ($1,416,203)
  Return of interest bearing investments                     18,000,000                    --
  Purchases and maturities of marketable
    securities, net                                         (32,172,227)          (14,834,226)
  Proceeds from sale of marketable securities                 9,806,484             3,795,970
  Deferred costs                                             (1,277,324)             (341,560)
  Other, net                                                 (1,460,607)           (1,348,161)
                                                          -------------         -------------
    Net cash used in investing activities                  ($10,188,539)         ($14,144,180)
                                                          -------------         -------------

Cash Flows From Financing Activities:
  Issuance of common stock                                $      43,965         $      68,511
  Repurchase of common stock                                (29,205,798)           (3,607,483)
  Payments of cash dividends and repurchase
    of fractional shares                                     (2,623,398)           (2,667,119)
  Repayments of long-term obligations                        (4,480,080)           (4,252,962)
                                                          -------------         -------------
    Net cash used in financing activities                  ($36,265,311)         ($10,459,053)

Net increase in cash and cash equivalents                 $  39,120,910         $  42,618,528
                                                          -------------         -------------
Cash and cash equivalents at beginning
  of period                                               $ 171,003,535         $ 156,214,247
                                                          =============         =============
Cash and cash equivalents at end of period                $ 210,124,445         $ 198,832,775
                                                          =============         =============
Cash paid during the period for interest                  $   2,475,146         $   3,033,178
                                                          =============         =============
Cash paid during the period for income taxes              $   1,538,745         $   3,875,067
                                                          =============         =============

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                    FOR THE THREE MONTHS ENDED JUNE 30, 1999

                                                                                Accumulated
                                                                                   Other
                                             Comprehensive        Common       Comprehensive         Retained
                                                 Income           Stock         Income (Loss)        Earnings             Total
                                                 ------           -----         -------------        --------             -----
Balance, March 31, 1999                                          $      --      $     378,556      $ 431,990,902      $ 432,369,458
                                                                 ---------      -------------      -------------      -------------

Repurchase of common shares                                        (43,965)                --        (29,161,833)       (29,205,798)
Exercise of stock options
($2.26 weighted avg. per share)                                     43,965                 --                 --             43,965
Dividends ($.027 per share)                                             --                 --         (2,623,398)        (2,623,398)
Comprehensive Income:
  Net Income                                    $43,161,669             --                 --         43,161,669         43,161,669
                                                -----------
  Other Comprehensive Income, net of tax:
        Net unrealized gain/(loss) on
        marketable securities
        available-for-sale                         (562,408)            --           (562,408)                --           (562,408)
                                                -----------

Comprehensive Income                            $42,599,261             --                 --                 --                 --
                                                -----------      ---------      -------------      -------------      -------------

Balance, June 30, 1999                                           $      --      $    (183,852)     $ 443,367,340      $ 443,183,488
                                                                 =========      =============      =============      =============

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The consolidated financial statements included herein have been prepared by Comair Holdings, Inc. and its wholly-owned subsidiaries (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

NOTE 1: The accounts of the Company have been consolidated in the accompanying financial statements. Upon consolidation, all material intercompany accounts, transactions and profits have been eliminated. The Company considers the transportation of passengers and cargo in scheduled airline service by its major subsidiary, COMAIR, Inc., to be its predominant business segment. The Company's stock is traded in the Nasdaq/National Market System under the symbol COMR.

NOTE 2: Results of operations for the interim periods are not necessarily indicative of results to be expected for the year.

NOTE 3: In fiscal 1998, the Company adopted Financial Accounting Standards Board Statement No. 128 (SFAS No. 128), "Earnings Per Share", which replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of both the numerator and denominator of the basic earnings per share computation for the same components in the diluted earnings per share computation. The following table shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares for the three months ending June 30, 1999 and 1998 of dilutive potential common stock.

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                       1st Quarter     1st Quarter
                                          FY2000          FY1999
                                       -----------     -----------
Numerator:
  Net Income                            43,161,669      34,334,626
                                       -----------     -----------

Denominator:
 For Earnings Per Share - Basic:
    Weighted Average Shares
    Outstanding - Basic                 96,751,215      99,891,082

Effect of Dilutive Securities:
  Stock Options                          1,449,946       1,444,754

 For Earnings Per Share - Diluted:
    Weighted Average Shares
    Outstanding - Diluted               98,201,161     101,335,836
                                       -----------     -----------

Earnings Per Share - Basic             $      0.45     $      0.34
                                       -----------     -----------

Earnings Per Share - Diluted           $      0.44     $      0.34
                                       -----------     -----------


NOTE 4: The Company operates predominantly in one business segment (air transportation). Substantially all revenues are derived from the air transportation of passengers and cargo in scheduled airline service. The Company's chief operating decision maker or decision making group assesses the operating effectiveness and financial performance of the Company based on the results of this business segment. Additionally, the Company does not engage in material operations in foreign countries and no material portion of its revenues are derived from customers in foreign countries.

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 5: In March 1998, the Accounting Standards Executive Board issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This Statement of Position (SOP) applies to all non-governmental entities and is effective for financial statements for fiscal years beginning after December 15, 1998. This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. This SOP separates computer software development or the obtainment of computer software into the following three stages: (1) Preliminary Project Stage, (2) Application Development Stage and (3) Post-Implementation/Operation Stage. The SOP also provides definitions and criteria of costs associated with software development or the obtainment of software for internal use as whether these costs should be expensed as incurred or capitalized. The Company has adopted SOP 98-1 early as recommended by the Accounting Standards Executive Board in fiscal 1999. The adoption did not have a material effect on its financial condition, cash flows or results of operations. The Company is in the process of developing or obtaining computer software for internal use and will account for such costs in accordance with this statement.

NOTE 6: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivatives Instruments and Hedging Activities", which requires an entity to recognize all derivatives as either an asset or liability at fair value. Accounting for the fair value of a derivative depends on its designation and effectiveness. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS No. 133 is required to be adopted in fiscal years beginning after June 15, 2000. SFAS No. 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company does not currently hold any derivative instruments and does not expect the adoption of SFAS No. 133 to have a material impact on its financial condition, results of operations, or cash flows.

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


INTRODUCTION

         Comair Holdings, Inc. (the Company) was incorporated in 1988. COMAIR, Inc. (COMAIR), the principal subsidiary of Comair Holdings, Inc., was founded in 1977. COMAIR accounted for 95% of the first quarter operating revenues and expenses, and is considered to be the Company's major line of business. Although the following discussion and analysis entails various aspects of the Company's financial performance, many of the factors that affect year to year comparisons relate solely to COMAIR.

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

         COMAIR operates as a "Delta Connection" carrier under a ten-year marketing agreement with Delta Air Lines, Inc. (Delta) effective in October of 1989. The current agreement may be terminated by either party on not less than one hundred eighty days advance written notice. Management is currently in discussion with Delta and expects to extend the agreement when it expires in October of 1999. Delta owns approximately 22% of the Company's outstanding common stock, leases reservation equipment and terminal facilities to COMAIR, and provides certain services to COMAIR including reservation, passenger and aircraft handling services. Approximately 45% of COMAIR's passengers in the first quarter of fiscal 2000 connected to Delta. The Company has historically benefited from its relationship with Delta. However, the Company's results of operations and financial condition could be adversely impacted by Delta's decisions regarding routes and other operational matters, as well as, any material interruption or modifications in this arrangement.


RESULTS OF OPERATIONS

         For the first quarter of fiscal 2000 the Company reported record operating results. Operating revenues increased to $219.5 million, up 17% from the $187.9 million reported in the first quarter of fiscal 1999. Operating income, net income and net income per diluted share for the first quarter of fiscal 2000 all increased when compared with the results reported in the first quarter of fiscal 1999. Operating income for the quarter rose 23% to $66.1 million from $53.9 million. Net income increased 26% to $43.2 million from $34.3 million, while diluted earnings per share increased 29% to $.44 per share from $.34 per share.

         The increase in earnings is largely the result of increased passenger enplanements which has translated into higher load factors. Passenger enplanements grew 18% over last year's first quarter levels while load factors exceeded last year's by approximately one percentage point. This growth in traffic clearly indicates our continuing success in attracting passengers to our system by offering world class facilities and more regional jet service than any other regional airline in the United States.

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

                          CAPACITY AND TRAFFIC ANALYSIS

                                  QUARTER ENDED

                                           6/30/99         6/30/98
                                           -------         -------

          Passengers                      1,844,400       1,563,351
          ASMs (000's)                      995,281         792,943
          RPMs (000's)                      660,907         518,536
          Load factor (%)                      66.4            65.4
          Breakeven load factor (%)            46.2            47.1
          Yield (cents)                        31.4            34.3
          Revenue per ASM (cents)              20.9            22.5
          Cost per ASM (cents)                 14.5            16.0

         With the increase in passengers, revenue passenger miles (RPMs) grew 27%. Capacity, as measured by available seat miles (ASMs), grew 26%. We continue to increase capacity and aircraft utilization by replacing turboprop aircraft and adding supplemental service and new long-haul service with our 50-passenger Canadair Jet aircraft. Currently, approximately 90% of COMAIR's capacity is generated by the jet aircraft.

         Yield per revenue passenger mile decreased 8% from the first quarter of last year. The decline in passenger yield was caused by an increase in the percentage growth of discount passengers versus full fare passengers and growing stage-lengths.

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)


The following tables show the expense categories for COMAIR for the first quarter of the last two fiscal years.

                               EXPENSE CATEGORIES

                                            QTR Ended          Cents      QTR Ended           Cents
                                             6/30/99          per ASM      6/30/98           per ASM
                                             -------          -------      -------           -------
          Salaries and Related Costs       $ 39,468,299          4.0     $ 33,004,713          4.2
          Aircraft Fuel                      16,353,697          1.6       12,595,345          1.6
          Maintenance Materials
             and Repairs                     13,616,437          1.4       13,737,084          1.7
          Aircraft Rent                      21,986,728          2.2       19,990,275          2.5
          Other Rent and Landing
             Fees                             6,172,502          0.6        5,982,558          0.8
          Passenger Commissions              13,873,550          1.4       13,044,261          1.6
          Other Operating Expenses           26,456,108          2.6       22,506,864          2.8
          Depreciation and
             Amortization                     6,807,322          0.7        6,579,095          0.8
                                           ------------        -----     ------------        -----
                                           $144,734,643         14.5     $127,440,195         16.0
                                           ============        =====     ============        =====


         Total salaries and related costs have risen from the first quarter of last year. This increase has two main components. First, the Company has hired additional personnel to enhance operating effectiveness and to service the growing passenger base. The average number of employees increased 16% over last year's first quarter levels. Finally, expenses related to the Company's incentive compensation plans were higher due to our increased pre-tax earnings. Unit costs, measured in cents per ASM, decreased as the result of increases in capacity and aircraft utilization.

         Aircraft fuel expense increased in total as aircraft fuel price per gallon, including taxes and into-plane fees, for the first quarter of fiscal 2000 increased 4% to 60.9 cents from 58.6 cents a year ago.

         Maintenance material and repair costs decreased in total and on a unit cost basis. The lower unit cost was the result of increases in capacity generated by the new jet aircraft and lower costs related to the timing of certain scheduled inspections of the jet aircraft.

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)


         Aircraft rent expense increased in total but decreased on a unit cost basis. The decrease in unit cost was generated by a year over year increase in capacity and aircraft utilization. Since June 1998, COMAIR has acquired sixteen Canadair Jets through operating leases.

         Other rent and landing fees increased in total as a result of higher landing fees generated by the addition of the larger Canadair Jets. Unit cost decreased as the increase in capacity and aircraft utilization offset the additional expense.

         Travel agency and credit card commissions have increased in total but decreased on a unit cost basis due to lower overall industry commission rates as well as a slight decrease in tickets sold through travel agencies.

         Other operating expenses (the principle components of which include passenger reservation fees, aircraft and passenger handling, crew training, crew accommodations and per diem expense, property taxes, advertising expenses and insurance expense) increased in total but decreased on a unit cost basis. The lower unit costs were generated by the increase in capacity and higher aircraft utilization.

         Depreciation and amortization decreased on a unit cost basis. The decrease in unit cost is due to the additional capacity generated by the sixteen Canadair Jets acquired through operating leases since June 1998 and higher aircraft utilization.


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

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)


          In the first three months of fiscal 2000, the Company generated cash from operating activities of $85.6 million. Total working capital increased to $228.6 million from $213.4 million at March 31, 1999, while the current ratio decreased to 2.46 from 2.58. The Company repurchased 1.4 million shares of common stock at a cost of $29.2 million, repaid long-term obligations of $4.5 million and paid cash dividends of $2.6 million. The Company's long-term debt to equity position was 18% debt, 82% equity at June 30, 1999, as compared to 19% debt, 81% equity at March 31, 1999. During the first three months, the Company had net property and equipment additions of $3.1 million. In addition, during the first quarter, the Company received repayments related to prior interest bearing investments from an aircraft manufacturer of $18.0 million. In fiscal 2000, additional capital for repayment of long-term obligations, planned dividend payments and other capital expenditures are expected to be provided by operations.

         In fiscal 1995, the Board of Directors authorized the Company to repurchase up to 20.8 million shares of common stock from time to time as market conditions dictate. During the first quarter of fiscal 2000, the Company repurchased 1.4 million shares of common stock at a cost of approximately $29.2 million. Since June 30, 1999, the Company has repurchased approximately 400,000 additional shares of common stock at a cost of $9.3 million. To date, under this authorization, the Company has repurchased 15.6 million shares at a cost of approximately $165.0 million.

         COMAIR took delivery of four new generation, 50-passenger Canadair Jet aircraft during the first quarter of fiscal 2000 bringing the total Canadair Jet fleet to 79 aircraft. For 20 of the 79 aircraft, the financing includes the right to return the aircraft after seven years with no cost to COMAIR other than normal and customary return provisions related to the condition of the aircraft. For the remaining 59 aircraft, 10 aircraft were financed with debt, one was acquired with available cash, while the other 48 aircraft were financed through operating leases with terms of up to 16.5 years.

         As of June 30, 1999, COMAIR had scheduled delivery positions for thirty-one 50-passenger Canadair Jets to be delivered through fiscal 2002, at an aggregate cost, including support equipment and estimated escalation, of approximately $574 million. COMAIR also has delivery positions for twenty 70-passenger Canadair Jets. The aggregate cost of the 70-passenger aircraft, including support equipment and estimated escalation, is expected to be approximately $500 million. COMAIR is scheduled to take delivery of its first 70-passenger jet at the end of calendar 2001. In addition to this outstanding firm order, COMAIR has options for 115 additional aircraft, valued at approximately $2.8 billion including support equipment and estimated escalation, which could be available for delivery in 2001 through 2007.

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

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)


         COMAIR expects to finance the aircraft and construction described above through a combination of available cash, lease, equity and debt financing, and the utilization of manufacturers' assistance to the extent available. COMAIR believes that financing will be available at acceptable rates. If COMAIR is unable to obtain acceptable financing terms, it could be required to modify its aircraft acquisition and expansion plans. Currently, there are new regulations by the FAA relating to operating specifications and aircraft certification. Based on a review of these regulations, the Company does not believe the impact will be material to its financial condition, future operating results, or cash flows.

         COMAIR has collective bargaining agreements with the Air Line Pilots Association (ALPA), representing COMAIR's pilots, and the International Association of Machinists and Aerospace Workers (IAM), representing COMAIR's maintenance employees. COMAIR's collective bargaining agreement with the ALPA became amendable on June 1, 1998 and the collective bargaining agreement with the IAM became amendable on June 1, 1999. Renegotiation of these collective bargaining agreements is currently underway. In addition, the Company and the ALPA have jointly agreed to request assistance from the National Mediation Board to facilitate the negotiation of their collective bargaining agreement. In September 1998, the International Brotherhood of Teamsters (IBT) was certified as the collective bargaining representative of the flight attendants of COMAIR. COMAIR is also in negotiations with the IBT. At this time, the negotiations of these collective bargaining agreements have not progressed to the stage that would enable the Company to comment on any possible effects of the negotiations. As a result, the Company cannot anticipate what effect the negotiations will have on its financial condition, results of operations or cash flow.


 YEAR 2000 READINESS

         The Company depends on many internal and external information technology systems that were not originally designed to process dates beyond 1999. The Company has developed a Year 2000 Readiness Program to ensure that its systems will function properly in the Year 2000 and thereafter. With the assistance of an experienced outside consultant specializing in the aviation technology field, the Company has formulated a plan to address all information technology requirements that could be impacted by any potential Year 2000 issues. Our Year 2000 Readiness Program focuses on our internal information technology and operating systems (IT Systems); non-information technology systems (Non-IT Systems); and third party vendors and suppliers. These areas specifically include, but are not limited to, those that are critical and essential for the Company to continue operations without interruption. The Company's Year 2000 Readiness Program consists of the following five phases: (1) Identification & Awareness, (2) Assessment, (3) Remediation, (4) Testing and Validation, and (5) Quality Assurance Review.

         The Company has completed the first two phases of its Program for all of its IT Systems. The Company has substantially completed the Remediation phase and has entered into the Testing phase of its IT Systems, which include software applications, hardware and infrastructure that are essential for aircraft maintenance; flight operation management; revenue management; finance systems, which includes revenue accounting; internal communication systems and facility management. The Company expects to complete the remaining phases by September 1999.

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

         The Company has completed the first three phases of its Program for all of its Non-IT Systems with embedded technology such as aircraft onboard support systems. The Company expects to complete the remaining phases by September 1999.

         As indicated, the Company has also assessed Year 2000 issues concerning its relationships with third parties. The Company has identified vendors and suppliers that were defined as critical to our business, and has initiated formal communications with those suppliers and vendors. These third parties include the suppliers of infrastructure critical to the airline industry, such as the air traffic control and related systems of the Federal Aviation Administration (FAA), the U.S. Department of Transportation (DOT), and airport authorities. Other critical third parties on which the Company relies include other airlines, suppliers of aircraft fuel, utilities, communications services, aircraft maintenance parts suppliers and other airline reservation systems. The Company has polled its critical third parties regarding their Year 2000 plans and state of readiness. The Company has received responses from a majority of its critical third party suppliers and vendors. Most of the respondents assured the Company that their systems are or will be Year 2000 ready. We have also been involved in industry efforts led by the Air Transport Association (ATA) and the Regional Airline Association (RAA) in addressing Year 2000 issues concerning third party relationships. The progress of each of their Year 2000 Programs is being monitored based on information provided to us by them and information available through industry sources. The failure of third parties to remediate their respective systems could have a material adverse effect on the Company's financial condition, cash flows and results of operations. To the extent practical, the Company intends to seek alternatives for third party vendors and suppliers that have not responded to their Year 2000 Readiness by September 1999.

         The Company estimates that the overall cost of the Year 2000 readiness activities could approximate $3 million. This cost includes hardware and software upgrades, consultant fees, and internal staffing salaries for our employees involved in the Program. The total cost of the Program through June 30, 1999 was approximately $1,480,000 and has been charged to other operating expense.

         The Company is revising and developing business continuity plans for its most critical processes to address internal and external issues related to the Year 2000 problem to the extent practicable. Revisions to these plans are expected to be completed by September 1999. These plans, which are intended to allow the Company to work around potential disruptions, could include carrying additional inventories for fuel and flight essential components; performing certain processes manually; changing suppliers; and reducing operations. The Company believes that since the Year 2000 issues are so widespread in nature, the contingency plans will be continually adjusted as new information becomes available.

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)


         The Company is currently of the opinion that its material processes and systems, to the extent within its control, will be Year 2000 ready in the time frame mentioned. However, there can be no assurance that the Company's internal systems, equipment or third parties on which the Company relies will be Year 2000 ready in a timely manner or the Company's or third parties' contingency plans will mitigate the effects of any noncompliance. The failure of the systems or equipment of the Company or third parties (which the Company believes is the most reasonably likely worst case scenario) could result in the reduction or suspension of the Company's operations and could have a material adverse effect on the Company's financial condition, cash flows and results of operations.


FORWARD - LOOKING STATEMENTS

         Several of the statements contained in this report are "forward-looking statements" as that term is defined in federal securities laws. The actual results could vary materially from those described in those statements. Factors that could cause actual results to vary are described in detail in our reports to the Securities and Exchange Commission including Exhibit 99 of this Form 10-Q for the period ending June 30, 1999 and are also discussed in the "INTRODUCTION" and "YEAR 2000 READINESS" sections of the "MANAGEMENT'S DISCUSSION AND ANALYSIS ON FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibit 99 - Forward-Looking Statements
                ---------------------------------------

        (b)     Reports on Form 8-K
                -------------------

                No reports on Form 8-K were filed during the quarter for which this report is filed.

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES


SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          COMAIR HOLDINGS, INC.


August 13, 1999                           BY: /s/ RANDY D. RADEMACHER
                                          ---------------------------------
                                          Randy D. Rademacher
                                          Senior Vice President Finance
                                          Chief Financial Officer