Form 10-Q
period 1999-09-30
COMAIR HOLDINGS INC
filed 1999-11-15
CIK 835344

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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

                                    Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                Outstanding at November 15, 1999
          -----                                --------------------------------
  Common stock, no par value                               95,526,431

                              COMAIR HOLDINGS, INC.

                                      INDEX

                                                                                                                    PAGE NOS.
PART I.   Financial Information -
 Consolidated Balance Sheets as of September 30, 1999 and March 31, 1999  . . . . .  . . . . . . . . . . . . . . . . . 3-4

 Consolidated Statements of Income - Three  months ended  September  30, 1999 and 1998 . . . . . . . . . . . . . . . . . 5

 Consolidated Statements of Income - Six months  ended  September  30, 1999 and 1998 . . . . . . . . . . . . . . . . . . 6

 Consolidated Statements of Cash Flows - Six months  ended  September  30,  1999 and 1998 . . . . . . . . . . . . . . . .7

 Consolidated Statement of Shareholders' Equity - Six months  ended  September  30, 1999 . . . . . . . . . . . . . . . . 8

Notes to Consolidated  Financial  Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .9-11

Management's Discussion and Analysis of Financial Condition  and  Results of  Operations  . . . . . . . . . . . . . .12-19


PART II.   Other Information -

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20-21

Item 4.  Submission  of Matters to a Vote of Security  Holders.  . . . . . . . . . . . . . . . . . . . . . . . . . .  . 22

Item 5.  Other  Events.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22-23

Item 6.  Exhibits  and  Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . 23

SIGNATURE.  .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . 24

                          PART I. FINANCIAL INFORMATION

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

             AS OF SEPTEMBER 30, 1999 AND MARCH 31, 1999 (UNAUDITED)

ASSETS                                          SEPT. 30, 1999        MARCH 31, 1999
------                                          --------------        --------------
Current Assets:
  Cash and cash equivalents                      $172,569,889          $171,003,535
  Marketable securities
    available for sale                            158,056,962            85,240,815
  Interest bearing investment                              --            30,000,000
                                                 ------------          ------------
                                                 $330,626,851          $286,244,350

  Accounts receivable                            $ 13,868,740          $ 10,585,370
  Inventory of expendable parts                    17,784,310            17,310,814
  Future tax benefits                              17,310,865            15,756,205
  Prepaid expenses                                  6,014,771            18,220,832
                                                 ------------          ------------
      Total current assets                       $385,605,537          $348,117,571
                                                 ------------          ------------

Property and equipment at cost:
  Flight equipment                               $408,567,376          $423,626,267
  Maintenance, operations and
    office facilities                              10,292,723            10,292,723
  Other property and equipment                     60,910,876            53,061,509
                                                 ------------          ------------

                                                 $479,770,975          $486,980,499
  Less accumulated depreciation and
    amortization                                  141,375,566           138,659,486
  Less reserve for engine overhauls and
    purchase incentives                            17,135,326            16,152,320
                                                 ------------          ------------

                                                 $321,260,083          $332,168,693

Construction in progress                           13,119,060             3,706,593
Advanced payments and deposits
  for aircraft                                     55,989,050            55,114,024
                                                 ------------          ------------

      Net property and equipment                 $390,368,193          $390,989,310
                                                 ------------          ------------

Other assets and deferred costs                  $ 16,489,135          $ 11,647,009
                                                 ------------          ------------

    Total assets                                 $792,462,865          $750,753,890
                                                 ============          ============

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

             AS OF SEPTEMBER 30, 1999 AND MARCH 31, 1999 (UNAUDITED)

LIABILITIES AND SHAREHOLDERS' EQUITY                      SEPT. 30, 1999          MARCH 31, 1999
------------------------------------                      --------------          --------------
Current liabilities:
  Current installments of long-term obligations            $  12,628,694           $ 13,743,598
  Accounts payable                                            52,743,347             45,416,844
  Interline payable and deferred revenue                       8,257,828             10,130,333
  Accrued lease expense                                       20,598,337             23,844,809
  Accrued wages                                               12,524,212             10,192,948
  Accrued expenses                                            20,009,612             18,845,984
  Accrued taxes                                               16,592,579             12,586,793
                                                           -------------           ------------

      Total current liabilities                            $ 143,354,609           $134,761,309

Long-term obligations                                      $  94,732,762           $100,563,380
                                                           -------------           ------------

Deferred income taxes                                      $  75,519,264           $ 70,732,267
                                                           -------------           ------------

Other liabilities and deferred credits                     $  15,641,485           $ 12,327,476
                                                           -------------           ------------

Shareholders' equity:
  Common stock, no par value, 200,000,000
    shares authorized, 95,526,431 and
    97,387,516 issued and
    outstanding, respectively                              $          --           $         --
  Preferred stock, no par value, 1,000,000
    shares authorized, none issued or outstanding                     --                     --
  Net unrealized gain/(loss) on marketable
    securities available for sale                               (280,100)               378,556
  Retained earnings                                          463,494,845            431,990,902
                                                           -------------           ------------

      Total shareholders' equity                           $ 463,214,745           $432,369,458
                                                           -------------           ------------

    Total liabilities and shareholders' equity             $ 792,462,865           $750,753,890
                                                           =============           ============

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

         FOR THE THREE MONTHS ENDED SEPT. 30, 1999 AND 1998 (UNAUDITED)

                                                                        FY2000                   FY1999
                                                                        ------                   ------
OPERATING REVENUES:
  Passenger                                                          $ 205,416,809           $ 185,722,038
  Cargo and other                                                        1,609,788               1,402,339
  Non-airline operations                                                 9,034,644               7,887,814
                                                                     -------------           -------------
    Total operating revenues                                         $ 216,061,241           $ 195,012,191
                                                                     -------------           -------------

OPERATING EXPENSES:
  Salaries and related costs                                         $  40,863,816           $  35,986,559
  Aircraft fuel                                                         20,549,789              13,071,390
  Maintenance materials and repairs                                     15,727,245              15,509,865
  Aircraft rent                                                         22,921,079              20,752,254
  Other rent and landing fees                                            6,780,891               6,765,228
  Passenger commissions                                                 13,097,225              13,282,111
  Other operating expenses                                              28,505,271              23,803,186
  Depreciation and amortization                                          7,603,505               7,405,544
  Non-airline direct costs                                               7,692,479               5,522,300
                                                                     -------------           -------------
    Total operating expenses                                         $ 163,741,300           $ 142,098,437
                                                                     -------------           -------------
    Operating income                                                 $  52,319,941           $  52,913,754
                                                                     -------------           -------------

NON-OPERATING INCOME (EXPENSE):
  Investment income                                                  $   3,819,214           $   3,991,829
  Interest expense                                                        (964,903)             (1,804,484)
                                                                     -------------           -------------
    Total non-operating income, net                                  $   2,854,311           $   2,187,345
                                                                     -------------           -------------

    Income before income taxes                                       $  55,174,252           $  55,101,099

Income taxes                                                            20,525,200              20,510,000
                                                                     -------------           -------------

    Net income                                                       $  34,649,052           $  34,591,099
                                                                     =============           =============

Weighted average number of
  shares outstanding - Basic (Note 3)                                   95,706,325              99,263,094
                                                                     =============           =============
Net income per share - Basic (Note 3)                                $        0.36           $        0.35
                                                                     =============           =============

Weighted average number of
  shares outstanding - Diluted (Note 3)                                 97,121,230             100,677,540
                                                                     =============           =============
Net income per share - Diluted (Note 3)                              $        0.36           $        0.34
                                                                     =============           =============

Dividends paid per share                                             $       0.030           $       0.027
                                                                     =============           =============

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

          FOR THE SIX MONTHS ENDED SEPT. 30, 1999 AND 1998 (UNAUDITED)

                                                                        FY2000                  FY1999
                                                                        ------                  ------
OPERATING REVENUES:
  Passenger                                                          $ 413,175,664           $ 363,812,073
  Cargo and other                                                        3,182,835               2,682,180
  Non-airline operations                                                19,171,990              16,430,131
                                                                     -------------           -------------
    Total operating revenues                                         $ 435,530,489           $ 382,924,384
                                                                     -------------           -------------

OPERATING EXPENSES:
  Salaries and related costs                                         $  80,332,115           $  68,991,271
  Aircraft fuel                                                         36,903,486              25,666,735
  Maintenance materials and repairs                                     29,343,682              29,246,948
  Aircraft rent                                                         44,907,807              40,742,529
  Other rent and landing fees                                           12,953,393              12,747,786
  Passenger commissions                                                 26,970,776              26,326,372
  Other operating expenses                                              55,038,397              46,365,877
  Depreciation and amortization                                         15,042,058              14,920,500
  Non-airline direct costs                                              15,656,147              11,121,921
                                                                     -------------           -------------
    Total operating expenses                                         $ 317,147,861           $ 276,129,939
                                                                     -------------           -------------
    Operating income                                                 $ 118,382,628           $ 106,794,445
                                                                     -------------           -------------

NON-OPERATING INCOME (EXPENSE):
  Investment income                                                  $   7,502,248           $   7,346,296
  Interest expense                                                      (1,981,955)             (3,644,016)
                                                                     -------------           -------------
    Total non-operating income, net                                  $   5,520,293           $   3,702,280
                                                                     -------------           -------------

    Income before income taxes                                       $ 123,902,921           $ 110,496,725

Income taxes                                                            46,092,200              41,571,000
                                                                     -------------           -------------

    Net income                                                       $  77,810,721           $  68,925,725
                                                                     =============           =============

Weighted average number of
  shares outstanding - Basic (Note 3)                                   96,225,915              99,575,308
                                                                     =============           =============
Net income per share - Basic (Note 3)                                $        0.81           $        0.69
                                                                     =============           =============

Weighted average number of
  shares outstanding - Diluted (Note 3)                                 97,653,196             100,926,451
                                                                     =============           =============
Net income per share - Diluted (Note 3)                              $        0.80           $        0.68
                                                                     =============           =============

Dividends paid per share                                             $       0.057           $       0.054
                                                                     =============           =============

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

        FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)

                                                                FY2000                   FY1999
                                                                ------                   ------
Cash Flows From Operating Activities:
  Net income                                                $  77,810,721           $  68,925,725
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation and amortization                                15,042,058              14,920,500
  Amortization and accrual of overhaul expenses                 5,791,348               6,819,101
  Deferred income tax provision                                 3,232,337               7,807,919
  Other, net                                                     (836,643)                531,032
  Changes in operating assets and liabilities:
  Decrease (increase) in accounts receivable                   (3,283,370)             (5,507,781)
  Decrease (increase) in inventory of
    expendable parts                                             (473,496)               (299,588)
  Decrease (increase) in other current assets                  12,206,061               5,944,634
  Increase (decrease) in accounts payable                       7,326,503              (2,259,519)
  Increase (decrease) in other current liabilities              2,381,701              (3,176,459)
                                                            -------------           -------------
    Net cash provided by operating activities               $ 119,197,220           $  93,705,564
                                                            -------------           -------------

Cash Flows From Investing Activities:
  Additions to property and equipment, net                  ($ 19,300,010)          ($ 12,392,505)
  Return of interest bearing investments                       30,000,000                      --
  Purchases and maturities of marketable
    securities, net                                           (87,112,219)            (20,396,746)
  Proceeds from sale of marketable securities                  13,637,416              10,369,563
  Deferred costs                                                 (848,745)                (73,530)
  Other, net                                                     (755,008)               (337,260)
                                                            -------------           -------------
    Net cash used in investing activities                   ($ 64,378,566)          ($ 22,830,478)
                                                            -------------           -------------

Cash Flows From Financing Activities:
  Issuance of common stock                                        315,980                 261,526
  Repurchase of common stock                                  (41,123,280)            (36,780,616)
  Payments of cash dividends and repurchase
    of fractional shares                                       (5,499,478)             (5,329,440)
  Repayments of long-term obligations                          (6,945,522)             (6,645,469)
                                                            -------------           -------------
    Net cash used in financing activities                   ($ 53,252,300)          ($ 48,493,999)

Net increase in cash and cash equivalents                   $   1,566,354           $  22,381,087
                                                            -------------           -------------
Cash and cash equivalents at beginning
  of period                                                 $ 171,003,535           $ 156,214,247
                                                            -------------           -------------
Cash and cash equivalents at end of period                  $ 172,569,889           $ 178,595,334
                                                            =============           =============
Cash paid during the period for interest                    $   3,328,782           $   4,132,512
                                                            =============           =============
Cash paid during the period for income taxes                $  40,968,561           $  42,093,867
                                                            =============           =============

                     COMAIR HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999

                                                                                Accumulated
                                                                                   Other
                                             Comprehensive        Common       Comprehensive         Retained
                                                 Income           Stock         Income (Loss)        Earnings            Total
                                                 ------           -----         -------------        --------            -----
Balance, March 31, 1999                                      $       --          $  378,556        $431,990,902       $432,369,458
                                                             -----------------------------------------------------------------------

Repurchase of common shares                                          --                  --         (41,123,280)       (41,123,280)
Exercise of stock options
($7.78 weighted avg. per share)                                      --                  --             315,980            315,980
Dividends ($.057 per share)                                          --                  --          (5,499,478)         (5,499,478)
Comprehensive Income:
  Net Income                                    $ 77,810,721         --                  --          77,810,721          77,810,721
                                                ------------
    Other Comprehensive Income, net of tax:
        Net unrealized gain/(loss) on
        marketable securities
        available-for-sale                         (658,656)         --            (658,656)                 --            (658,656)

Comprehensive Income                            $ 77,152,065 $       --                  --                  --                  --
                                                ============------------------------------------------------------------------------

Balance, September 30, 1999                                  $       --          $ (280,100)      $ 463,494,845        $463,214,745
                                                             =======================================================================

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The consolidated financial statements included herein have been prepared by Comair Holdings, Inc. and its wholly-owned subsidiaries (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements can be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

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

NOTE 3: In fiscal 1998, the Company adopted Financial Accounting Standards Board Statement No. 128 (SFAS No. 128), "Earnings Per Share", which replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of both the numerator and denominator of the basic earnings per share computation for the same components in the diluted earnings per share computation. The following table shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares for the three months and six months ending September 30, 1999 and 1998 of dilutive potential common stock.

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


                                            2nd Quarter          2nd Quarter          Year-to-Date          Year-to-Date
                                               FY2000               FY1999               FY2000                FY1999
                                            -----------          -----------          ------------          ------------
Numerator:
  Net Income                                $34,649,052          $ 34,591,099          $77,810,721          $ 68,925,725
                                            ===========          ============          ===========          ============

Denominator:
 For Earnings Per Share - Basic:
    Weighted Average Shares
    Outstanding - Basic                      95,706,325            99,263,094           96,225,915            99,575,308

Effect of Dilutive Securities:
  Stock Options                               1,414,905             1,414,446            1,427,281             1,351,143

 For Earnings Per Share - Diluted:
    Weighted Average Shares
    Outstanding - Diluted                    97,121,230           100,677,540           97,653,196           100,926,451
                                            ===========          ============          ===========          ============

Earnings Per Share - Basic                  $      0.36          $       0.35          $      0.81          $       0.69
                                            ===========          ============          ===========          ============

Earnings Per Share - Diluted                $      0.36          $       0.34          $      0.80          $       0.68
                                            ===========          ============          ===========          ============


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

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 5: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivatives Instruments and Hedging Activities", which requires an entity to recognize all derivatives as either an asset or liability at fair value. Accounting for the fair value of a derivative depends on its designation and effectiveness. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS No. 133 is required to be adopted in fiscal years beginning after June 15, 2000 (effective date as deferred by SFAS No. 137). SFAS No. 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company does not currently hold any derivative instruments and does not expect the adoption of SFAS No. 133 to have a material impact on its financial condition, results of operations, or cash flows.

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


INTRODUCTION

         Comair Holdings, Inc. (the Company) was incorporated in 1988. COMAIR, Inc. (COMAIR), the principal subsidiary of Comair Holdings, Inc., was founded in 1977. COMAIR accounted for 96% of the second quarter operating revenues and expenses, and is considered to be the Company's major line of business. Although the following discussion and analysis entails various aspects of the Company's financial performance, many of the factors that affect year to year comparisons relate solely to COMAIR.

         Inflation and changing prices, excluding fuel prices, have not had a material adverse effect on COMAIR's operations because revenues and expenses generally reflect current price levels. COMAIR's market area, strong financial position and focus on continuously improving operating performance have helped lessen the effect on the Company of price competition and resulting low fares when compared to many others in the airline industry. However, changes in the pricing strategies and increased competition from other airlines could impact COMAIR's ability to recoup future cost increases through higher fares.

         Delta Air Lines Holdings, Inc., a wholly owned subsidiary of Delta Air Lines, Inc. (Delta), owns approximately 22% of the Company's outstanding common stock, leases reservation equipment and terminal facilities to COMAIR, and provides certain services to COMAIR including reservation, passenger and aircraft handling services. Approximately 43% of COMAIR's passengers in the second quarter of fiscal 2000 connected to Delta.

         On October 17, 1999, Comair Holdings, Inc., the parent company of COMAIR, entered into an Agreement and plan of Merger with Delta and Kentucky Sub, Inc., an indirect, wholly owned subsidiary of Delta (Kentucky Sub), pursuant to which Kentucky Sub commenced a tender offer (the Offer) for all outstanding shares of common stock of the Company for $23.50 per share in cash. The Offer is conditioned upon, among other things, satisfaction of the condition that there be validly tendered and not withdrawn at least two-thirds of the outstanding shares of common stock of the Company held by stockholders, including Delta and Kentucky Sub. Following completion of the Offer, upon the terms and subject to the conditions of the Plan of (Merger Agreement) Kentucky Sub will be merged into the Company, and each share of common stock of the Company not tendered in the Offer (other than those shares owned by Delta, its affiliates, or by any dissenting shareholder) will be converted into the right to receive $23.50 per share in cash, without interest. Upon consummation of these transactions, Delta will own the entire equity interest in the Company. The waiting period applicable to Delta's proposed acquisition of Comair under the Hart-Scott-Rodino Antitrust Improvements Act expired on November 10, 1999.

         COMAIR has operated in Cincinnati, Ohio since 1984 and in Orlando, Florida since 1987 as a "Delta Connection" carrier pursuant to a marketing agreement with Delta (the Delta Connection Agreement). The current Delta Connection Agreement was entered into on October 1, 1989 and was scheduled to expire on October 30, 1999. Delta and Comair have extended the Delta Connection Agreement on a month-to-month basis after its expiration. If the offer does not result in Delta's acquisition of COMAIR, then COMAIR's results of operations and financial condition could be adversely impacted by Delta's decisions regarding routes and other operational matters, as well as, any material interruption or modifications in any new arrangement. Historically, the Company has benefited from its relationship with Delta.

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)


RESULTS OF OPERATIONS

         For the second quarter of fiscal 2000 operating revenues increased to $216.1 million, up 11% from the $195.0 million reported in the second quarter of fiscal 1999. Operating income for the second quarter decreased to $52.3, down 1% from $52.9 reported in the second quarter of fiscal 1999, while net income remained approximately the same. Net income per diluted share for the second quarter increased 6% to $.36 per share from $.34 per share.

         The growth in traffic continues to demonstrate our success in attracting passengers to our system by offering world class regional airline facilities and more regional jet service than any other regional airline in the United States.


                          CAPACITY AND TRAFFIC ANALYSIS

                                  QUARTER ENDED

                                               9/30/99               9/30/98
                                               -------               -------
         Passengers                           1,907,059             1,654,670
         ASMs (000's)                         1,049,931               856,522
         RPMs (000's)                           698,352               562,618
         Load factor (%)                           66.5%                 65.7%
         Breakeven load factor (%)                 49.8%                 47.6%
         Yield (cents)                             29.4                  33.0
         Revenue per ASM (cents)                   19.6                  21.7
         Cost per ASM (cents)                      14.8                  15.8


                          CAPACITY AND TRAFFIC ANALYSIS

                                SIX MONTHS ENDED

                                               9/30/99               9/30/98
                                               -------               -------
         Passengers                           3,751,459             3,218,021
         ASMs (000's)                         2,045,212             1,649,465
         RPMs (000's)                         1,359,260             1,081,153
         Load factor (%)                           66.5%                 65.5%
         Breakeven load factor (%)                 47.9%                 47.0%
         Yield (cents)                             30.4                  33.7
         Revenue per ASM (cents)                   20.2                  22.1
         Cost per ASM (cents)                      14.7                  15.9

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)


         With the increase in passengers, revenue passenger miles (RPMs) grew 24%. Capacity, as measured by available seat miles (ASMs), grew 23%. We continue to increase capacity from additional utilization with existing aircraft and from the jet aircraft deliveries that were deployed in new markets, used as supplemental service in existing markets, and used to replace turboprop aircraft. Currently, approximately 91% of COMAIR's capacity is generated by the jet aircraft.

         Yield per revenue passenger mile decreased 11% from the second quarter of last year. The decline in passenger yield was related to our growing stage length and the current industry weakness in full fare versus discount fare trends. COMAIR also incurred a dilution in yield from certain adjustments made in its revenue management processes this quarter. COMAIR has taken steps to improve its revenue forecasting and monitoring activities.

The following tables show the expense categories for COMAIR for the second quarter of the last two fiscal years.

                               EXPENSE CATEGORIES

                                      QTR Ended             Cents         QTR Ended             Cents
                                       9/30/99             per ASM         9/30/98             per ASM
                                       -------             -------         -------             -------
Salaries and Related Costs          $ 40,863,816             3.9        $ 35,986,559             4.2
Aircraft Fuel                         20,549,789             2.0          13,071,390             1.5
Maintenance Materials
   and Repairs                        15,727,245             1.5          15,509,865             1.8
Aircraft Rent                         22,921,079             2.2          20,752,254             2.4
Other Rent and Landing
   Fees                                6,780,891             0.6           6,765,228             0.8
Passenger Commissions                 13,097,225             1.3          13,282,111             1.6
Other Operating Expenses              28,441,855             2.7          23,739,126             2.8
Depreciation and
   Amortization                        6,689,310             0.6           6,413,741             0.7
                                    ----------------------------------------------------------------
                                    $155,071,210            14.8        $135,520,274            15.8
                                    ================================================================

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)


                               EXPENSE CATEGORIES

                                     6 Mo. Ended            Cents       6 Mo. Ended             Cents
                                       9/30/99             per ASM         9/30/98             per ASM
                                       -------             -------         -------             -------
Salaries and Related Costs          $ 80,332,115             3.9        $ 68,991,271             4.2
Aircraft Fuel                         36,903,486             1.8          25,666,735             1.5
Maintenance Materials
   and Repairs                        29,343,682             1.5          29,246,948             1.8
Aircraft Rent                         44,907,807             2.2          40,742,529             2.4
Other Rent and Landing
   Fees                               12,953,393             0.6          12,747,786             0.8
Passenger Commissions                 26,970,776             1.3          26,326,372             1.6
Other Operating Expenses              54,897,964             2.7          46,245,991             2.8
Depreciation and
   Amortization                       13,496,631             0.7          12,992,836             0.8
                                    ----------------------------------------------------------------
                                    $299,805,854            14.7        $262,960,468            15.9
                                    ================================================================


         Total salaries and related costs have risen from the second quarter of last year. The Company has hired additional personnel to support the increase in capacity and to service the growing passenger base. The average number of employees increased 14% over last year's second quarter levels. However, unit costs, measured in cents per ASM, decreased as the result of increases in capacity and aircraft utilization.

         Aircraft fuel expense increased as a result of aircraft fuel price per gallon, including taxes and into-plane fees, for the second quarter of fiscal 2000 increasing 29% to 73.0 cents from 56.4 cents a year ago. Additionally, fuel consumption increased 21% year over year due to the additional jet aircraft. Currently, the fuel price per gallon, including taxes and into-plane fees, is approximately 80.0 cents. As a result of the rate at which fuel prices have escalated coupled with the competitive market place, COMAIR has been unable to offset these higher fuel prices through fare increases.

         Maintenance material and repair costs increased slightly in total, but decreased on a unit cost basis. The lower unit cost was the result of increases in capacity generated by the new jet aircraft and higher aircraft utilization. The slight increase in costs was attributable to higher maintenance costs due to warranty periods expiring on certain jet aircraft. These higher costs were partially offset by incurring a lower volume of scheduled maintenance events due to the timing of certain inspections on the jet aircraft. As the jet fleet continues to age, COMAIR will incur more scheduled inspections causing costs related to this area to increase.

         Aircraft rent expense increased in total but decreased on a unit cost basis. For the twelve months ended September 30, 1999, COMAIR acquired sixteen Canadair Jets through operating leases. The decrease in unit cost was generated by a year over year increase in capacity and aircraft utilization.

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)


         Other rent and landing fees decreased on a unit cost basis due to an increase in capacity and aircraft utilization offset the additional expense.

         Travel agency and credit card commissions have decreased in total and on a unit cost basis due to lower overall industry commission rates and lower unit revenues.

         Other operating expenses (the principle components of which include passenger reservation fees, aircraft and passenger handling, crew training, crew accommodations and per diem expense, property taxes, advertising expenses and insurance expense) increased in total but decreased on a unit cost basis. This increase was related to costs associated with higher passenger enplanements and aircraft utilization while the additional capacity and higher aircraft utilization caused these costs to decrease on a unit basis.

         Depreciation and amortization costs increased in total from the purchase of additional support equipment for the Canadair fleet. However, unit costs decreased due to the additional capacity generated by the sixteen Canadair Jets acquired through operating leases during the twelve months ended September 1999 and higher aircraft utilization.


LIQUIDITY AND CAPITAL RESOURCES

         The Company considers its level of cash on hand, its current ratio and working capital levels to be its most important measures of short-term liquidity. In terms of long-term liquidity indicators, the Company believes its ratio of long-term debt to equity and its historical levels of cash generated from operations to be the important measures.

          In the first six months of fiscal 2000, the Company generated cash from operating activities of $119.2 million. Total working capital increased to $242.3 million from $213.4 million at March 31, 1999, while the current ratio increased to 2.69 from 2.58. The Company repurchased 1.9 million shares of common stock at a cost of $41.1 million, repaid long-term obligations of $6.9 million and paid cash dividends of $5.5 million. The Company's long-term debt to equity position was 17% debt, 83% equity at September 30, 1999, as compared to 19% debt, 81% equity at March 31, 1999. During the same period, the Company had net property and equipment additions of $19.3 million. In addition, during the first six months, the Company received repayments related to prior interest bearing investments from an aircraft manufacturer of $30.0 million. In fiscal 2000, additional capital for repayment of long-term obligations, planned dividend payments and other capital expenditures are expected to be provided by operations.

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)


         COMAIR took delivery of seven new generation, 50-passenger Canadair Jet aircraft during the first six months of fiscal 2000 bringing the total Canadair Jet fleet to 82 aircraft. For 20 of the 82 aircraft, the financing includes the right to return the aircraft after seven years with no cost to COMAIR other than normal and customary return provisions related to the condition of the aircraft. In October 1999, COMAIR elected to retain the first 10 of these aircraft for the remainder of the operating lease term of up to 16.5 year. A decision will be made on the remaining 10 aircraft between May 2000 and May 2001. For the remaining 62 aircraft, 10 aircraft were financed with debt, one was acquired with available cash, while the other 51 aircraft were financed through operating leases with terms of up to 16.5 years.

         As of September 30, 1999, COMAIR had scheduled delivery positions for twenty-eight 50-passenger Canadair Jets to be delivered through fiscal 2001, at an aggregate cost, including support equipment and estimated escalation, of approximately $523.0 million. COMAIR also has delivery positions for twenty 70-passenger Canadair Jets. The aggregate cost of the 70-passenger aircraft, including support equipment and estimated escalation, is expected to be approximately $500.0 million. COMAIR is scheduled to take delivery of its first 70-passenger jet at the end of calendar 2001. In addition to this outstanding firm order, COMAIR has options for 115 additional aircraft, valued at approximately $2.8 billion including support equipment and estimated escalation, which could be available for delivery in 2001 through 2007.

         The Company has broken ground on approximately $40.0 million in new construction and facility upgrades, which include a new corporate headquarters, additional maintenance and training facilities, and improvements to passenger facilities at the Greater Cincinnati/Northern Kentucky International Airport. This construction is expected to be complete by the end of calendar year 2000.

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

         COMAIR has collective bargaining agreements with the Air Line Pilots Association (ALPA), representing COMAIR's pilots, and the International Association of Machinists and Aerospace Workers (IAM), representing COMAIR's maintenance employees. COMAIR's collective bargaining agreement with the ALPA became amendable on June 1, 1998 and the collective bargaining agreement with the IAM became amendable on June 1, 1999. Renegotiation of these collective bargaining agreements is currently underway. The National Mediation Board is assisting COMAIR in negotiations of these collective bargaining agreements. In September 1998, the International Brotherhood of Teamsters (IBT) was certified as the collective bargaining representative of the flight attendants of COMAIR. COMAIR is also in negotiations with the IBT. At this time, the negotiations of these collective bargaining agreements have not progressed to the stage that would enable the Company to comment on any possible effects of the negotiations. As a result, the Company cannot anticipate with certainty whether the negotiations will have a material effect on its financial condition, results of operations or cash flow.

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

         The Company has completed the first four phases of its Program for all of its IT Systems and has entered into the Quality Assurance Review phase, which include software applications, hardware and infrastructure that are essential for aircraft maintenance; flight operation management; revenue management; finance systems, which includes revenue accounting; internal communication systems and facility management. The Company will continue the Quality Assurance Review phase throughout the remainder of the year.

         The Company has completed the first four phases of its Program for all of its Non-IT Systems with embedded technology such as aircraft onboard support systems. The Company will continue the Quality Assurance Review phase throughout the remainder of the year.

         As indicated, the Company has also assessed Year 2000 issues concerning its relationships with third parties. The Company has identified vendors and suppliers that were defined as critical to our business, and has initiated formal communications with those suppliers and vendors. These third parties include the suppliers of infrastructure critical to the airline industry, such as the air traffic control and related systems of the Federal Aviation Administration, the U.S. Department of Transportation, and airport authorities. Other critical third parties on which the Company relies include other airlines, suppliers of aircraft fuel, utilities, communication services, aircraft maintenance parts suppliers and other airline reservation systems. The Company has polled its critical third parties regarding their Year 2000 plans and state of readiness. The Company has received responses from a majority of its critical third party suppliers and vendors. Most of the respondents assured the Company that their systems are or will be Year 2000 ready. We have also been involved in industry efforts led by the Air Transport Association and the Regional Airline Association in addressing Year 2000 issues concerning third party relationships. The progress of each of their Year 2000 Programs is being monitored based on information provided to us by them and information available through industry sources. The failure of third parties to remediate their respective systems could have a material adverse effect on the Company's financial condition, cash flows and results of operations.

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)


         The Company estimates that the overall cost of the Year 2000 readiness activities could approximate $3.0 million. This cost includes hardware and software upgrades, consultant fees, and internal staffing salaries for our employees involved in the Program. The total cost of the Program through September 30, 1999 was approximately $2.1 million and has been charged to other operating expense.

         The Company is revising and developing business continuity plans for its most critical processes to address internal and external issues related to the Year 2000 problem to the extent practicable. Revisions to these plans, originally expected to be complete by September 1999, are expected to be complete by the end of November 1999. These plans, which are intended to allow the Company to work around potential disruptions, could include carrying additional inventories for fuel and flight essential components; performing certain processes manually; changing suppliers; and reducing operations. The Company believes that since the Year 2000 issues are so widespread in nature, the contingency plans will be continually adjusted, as new information becomes available.

         The Company is currently of the opinion that its material processes and systems, to the extent within its control, will be Year 2000 ready in the time frame mentioned. However, there can be no assurance that the Company's internal systems, equipment or third parties which the Company relies on will be Year 2000 ready in a timely manner or the Company's or third parties' contingency plans will mitigate the effects of any noncompliance. The failure of the systems or equipment of the Company or third parties (which the Company believes is the most reasonably likely worst case scenario) could result in the reduction or suspension of the Company's operations and could have a material adverse effect on the Company's financial condition, cash flows and results of operations.


FORWARD - LOOKING STATEMENTS

         Certain statements contained in this report are "forward-looking statements" as that term is defined in federal securities laws. The actual results could vary materially from those described in those statements. Factors that could cause actual results to vary are described in detail in our reports to the Securities and Exchange Commission including Exhibit 99 of this Form 10-Q for the period ending September 30, 1999 and are also discussed in the "INTRODUCTION" and "YEAR 2000 READINESS" sections of the "MANAGEMENT'S DISCUSSION AND ANALYSIS ON FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         On October 17, 1999, Delta, Kentucky Sub, Inc. (an indirect, wholly owned subsidiary of Delta) and the Company entered into a Merger Agreement providing for the merger of Kentucky Sub into the Company.

         As discussed below, five lawsuits are pending relating to the Merger Agreement. Each of these lawsuits names as defendants the Company, the members of the Company's Board of Directors and Delta, and seeks to proceed on behalf of a purported class of the Company's common shareholders other than the defendants.

1. On or about October 19, 1999, an action styled Barkley v. Comair Holdings, Inc. was commenced by a purported Company shareholder in the Jefferson County Circuit Court, Commonwealth of Kentucky. The complaint alleges, among other things: (a) that the members of the Company's Board of Directors breached their fiduciary duties to the Company's shareholders by agreeing to allegedly inadequate consideration in the Merger Agreement; and
     (b) that Delta, which plaintiff alleges to be a "controlling shareholder" of the Company, allegedly aided and abetted those breaches of fiduciary duty, all of which allegedly has deprived the Company's shareholders of the highest value available to them for their shares. The complaint seeks to enjoin Delta's acquisition of the Company; to rescind the acquisition if it is consummated; unspecified monetary damages; and costs and attorneys' fees. On October 29, 1999, the Jefferson County Circuit Court issued an opinion and order denying plaintiff's motions for a temporary restraining order enjoining Delta's acquisition of the Company and invalidating certain provisions of the Merger Agreement.
2. On October 20, 1999, an action styled Byrnes v. Castellini was commenced by two purported Company shareholders in the Supreme Court of the State of New York for Nassau County. The complaint makes allegations and seeks relief substantially similar to the allegations made and relief sought in the Barkley complaint, and also alleges that Delta breached fiduciary duties it owed directly to the Company's shareholders.
3. On October 28, 1999, plaintiffs in three other previously filed actions filed a first amended consolidated class action complaint in the Boone County Circuit Court, Commonwealth of Kentucky, under the caption Schear v. Comair Corporation. On October 29, 1999, the Boone County Circuit Court consolidated the three actions. The amended consolidated complaint alleges
     (a) that the price for the Company's shares agreed to in the Merger Agreement is inadequate; (b) that the members of the Company's Board of Directors breached their fiduciary duties to the Company's shareholders by allegedly failing to thoroughly investigate the value of the Company before entering into the Merger Agreement; and (c) that Delta purportedly aided and abetted these alleged breaches of duty. The amended consolidated complaint, among other things, also makes other related claims against the Company's Board of Directors and the Company's financial advisor, Morgan Stanley Dean Witter. The amended consolidated complaint seeks preliminary and permanent injunctive relief against Delta's acquisition of the Company; compensatory and/or rescissory damages in an unspecified amount; and costs and attorneys' fees. On October 29, 1999, the

     Boone County Circuit Court denied plaintiffs' motion for a preliminary injunction to enjoin Delta's acquisition of the Company and for expedited discovery.
4. On October 28, 1999, an action styled Deutch v. Mueller was commenced by a purported Company shareholder in the Court of Common Pleas of Hamilton County, Ohio. The complaint makes allegations and seeks relief substantially similar to the allegations made and relief sought in the Schear amended consolidated complaint and in the Barkley complaint.
5. On November 1, 1999, an action styled Shutte v. Comair Holdings, Inc. was commenced by a purported Company shareholder in the Jefferson County Circuit Court in the Commonwealth of Kentucky. The complaint makes allegations and seeks relief substantially similar to the allegations made and relief sought in the Barkley complaint.

         On November 10, 1999 counsel for the parties to the five lawsuits described above entered into a memorandum of understanding (Memorandum of Understanding) setting forth the parties' agreement-in-principle to the terms of a proposed settlement of those actions. Under the Memorandum of Understanding, which was agreed to by the Company, the members of the Company's Board of Directors and Delta (collectively, Defendants) solely to avoid the burden, expense and distraction of further litigation, Defendants
     (1) agreed to amend the Merger Agreement to eliminate the $50 million termination fee payable to Delta if the Merger Agreement were terminated in the event the Company received and accepted a superior acquisition offer or in certain other circumstances; and (2) agreed to certain other matters, including meeting with plaintiffs' counsel and their financial experts and discussing with them the considerations of the Company's Board of Directors leading up to the Merger Agreement and providing plaintiffs' counsel with an opportunity to review and comment upon the disclosure contained in the publicly filed disclosure documents relating to the Merger Agreement. The settlement contemplated in the Memorandum of the Understanding is subject to a number of conditions, including consummation of Delta's acquisition of the Company as contemplated in the Merger Agreement; completion by plaintiffs of appropriate discovery reasonably satisfactory to plaintiffs' counsel; drafting and execution of definitive settlement documents; and final approval of the settlement by the Boone County Circuit Court following notice and a hearing regarding its fairness and adequacy to the Company's shareholders other than the Defendants. If the Court approves the settlement that is contemplated in the Memorandum of Understanding, the Defendants and certain other parties will be released and discharged from all claims that were or could have been raised against them in the actions or in connection with the Merger Agreement and the actions will be dismissed with prejudice as to a class consisting of all the Company's shareholders (other than Defendants) for the period from May 19, 1999, through and including the effective time of the merger of Kentucky Sub into the Company. In connection with Court approval of the settlement contemplated in the Memorandum of Understanding, plaintiffs' counsel intend to apply to the Court for an award of fees to be paid by the Company or its successor corporation up to an aggregate amount of $675,000 and expenses up to an aggregate of $75,000, which Defendants have agreed in principle not to oppose.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. AT THE COMPANY'S ANNUAL MEETING OF SHAREHOLDERS HELD ON AUGUST 10, 1999, THE FOLLOWING ACTIONS WERE TAKEN BY SHAREHOLDERS:

4.1 All persons nominated as Class B Directors were elected with the votes for each person being:

----------------------------------------------------------------------------------------------------------------------
                                                                                          Shares Against
                 Name                                 Shares For                           or Withheld
----------------------------------------------------------------------------------------------------------------------
Peter H. Forster                                      83,223,944                              529,100
----------------------------------------------------------------------------------------------------------------------
John A. Haas                                          83,414,914                              338,130
----------------------------------------------------------------------------------------------------------------------
Gerald L. Wolken                                      83,397,600                              355,444
----------------------------------------------------------------------------------------------------------------------

4.2 A shareholder proposal urging the Board to take necessary steps to declassify the Board of Directors was defeated by the following vote:

----------------------------------------------------------------------------------------------------------------------
             Shares For                            Shares Against                        Shares Abstained
----------------------------------------------------------------------------------------------------------------------
             20,040,466                              50,508,887                               663,729
----------------------------------------------------------------------------------------------------------------------

4.3 The selection of Arthur Andersen LLP as independent public accountants for fiscal year 2000 was ratified by the following vote:

----------------------------------------------------------------------------------------------------------------------
             Shares For                            Shares Against                        Shares Abstained
----------------------------------------------------------------------------------------------------------------------
             83,430,325                                206,087                                116,632
----------------------------------------------------------------------------------------------------------------------

ITEM 5.  OTHER EVENTS

5.1 On October 17, 1999, Comair Holdings, Inc., the parent company of COMAIR, entered into an Agreement and Plan of Merger with Delta and Kentucky Sub, Inc., an indirect, wholly owned subsidiary of Delta, pursuant to which Kentucky Sub commenced a tender offer for all outstanding shares of common stock of the Company for $23.50 per share in cash. The Offer is conditioned upon, among other things, satisfaction of the condition that there be validly tendered and not withdrawn at least two-thirds of the outstanding shares of common stock of the Company held by stockholders, including Delta and Kentucky Sub. Following completion of the Offer, upon the terms and subject to the conditions of the Merger Agreement, Kentucky Sub will be merged into the Company, and each share of common stock of the Company not tendered in the Offer (other than those shares owned by Delta, its affiliates, or by any dissenting shareholder) will be converted into the right to receive $23.50 per share in cash, without interest. Upon consummation of these transactions, Delta will own the entire equity interest in the Company. The waiting period applicable to Delta's proposed acquisition of Comair under the Hart-Scott-Rodino Antitrust Improvements Act expired on November 10, 1999.

COMAIR HOLDINGS, INC. AND SUBSIDIARIES
OTHER INFORMATION (continued)


         COMAIR has operated in Cincinnati, Ohio since 1984 and in Orlando, Florida since 1987 as a "Delta Connection" carrier pursuant to a marketing agreement with Delta. The current Delta Connection Agreement was entered into on October 1, 1989 and was scheduled to expire on October 31, 1999. Delta and Comair have extended the Delta Connection Agreement on a month-to-month basis after its expiration. If the offer does not result in Delta's acquisition of COMAIR, then COMAIR's results of operations and financial condition could be adversely impacted by Delta's decisions regarding routes and other operational matters, as well as, any material interruption or modifications in any new arrangement. Historically, the Company has benefited from its relationship with Delta.


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





                                                   COMAIR HOLDINGS, INC.


November 15, 1999                                  BY: /s/ Randy D. Rademacher
                                                   -----------------------------
                                                   Randy D. Rademacher
                                                   Senior Vice President Finance
                                                   Chief Financial Officer